Form 10-Q
period 2026-03-31
GMR Solutions Inc.
filed 2026-06-02
CIK 1898718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-43289

GMR Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-3615769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4400 Hwy 121, Suite 700 Lewisville, TX (Address of principal executive offices)	75056 (Zip Code)

(972) 459-4919

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	GMRS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐  No☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☒

As of June 1, 2026, there were 54,011,711 shares of Class A common stock, par value $0.0001 per share, and no shares of Class B common stock, par value $0.0001 per share, of GMR Solutions Inc. issued and outstanding.

GMR SOLUTIONS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, our operations and financial performance. Forward-looking statements include all statements that are not historical facts. These forward-looking statements may relate to matters which include, but are not limited to, industries, business strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. In some cases, you can identify these forward-looking statements by the use of words such as “anticipate,” “assume,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “foreseeable,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” the negative version of these words, or similar terms and phrases. The forward-looking statements are based on management’s current expectations and are not guarantees of future performance. The forward-looking statements are subject to various risks and uncertainties. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Actual results may differ materially from these expectations due to changes in global, regional or local economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. Information concerning these and other factors can be found in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”), including those set forth in the “Risk Factors” section in our final prospectus (the “IPO Prospectus”) filed with the SEC on May 14, 2026 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, relating to our Registration Statement on Form S-1 (File No. 333-295169) (the “Registration Statement”). Copies are available on the SEC’s website, www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein. In light of the significant uncertainties in forward-looking statements, you should not regard such statements as a representation or warranty that the Company will achieve its objectives and plans in any specified timeframe, or at all, and you should not place undue reliance on any forward-looking statements. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

WEBSITE AND SOCIAL MEDIA DISCLOSURE

We may use our website (www.globalmedicalresponse.com), Facebook page (www.facebook.com/GlobalMedicalResponse), X (Twitter) (www.x.com/GMR_Social), LinkedIn (www.linkedin.com/company/Global-Medical-Response), and Instagram (www.instagram.com/Global_Medical_Response), accounts as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Investor Email Alerts” section of our website at https://investors.globalmedicalresponse.com/resources/investor-email-alerts/default.aspx. The contents of our website, any alerts and social media channels are not, however, a part of this report.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

GMR Solutions Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$426,092	$609,349
Insurance collateral	74,396	78,608
Accounts receivable, net	1,159,661	1,094,814
Spare parts, medical supplies and fuel	123,772	115,725
Prepaid expenses	75,808	105,014
Other current assets	135,098	128,571
Total current assets	1,994,827	2,132,081
Property and equipment, net of accumulated depreciation of $1,269,762 and $1,223,603 at March 31, 2026 and December 2025, respectively	1,364,127	1,361,278
Operating right-of-use assets	207,786	203,258
Finance right-of-use assets	88,730	85,030
Intangible assets, net	1,188,075	1,204,237
Goodwill	2,180,581	2,180,581
Other assets	316,509	315,580
Total assets	$7,340,635	$7,482,045
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	65,822	60,047
Accrued wages, benefits and taxes	264,812	339,710
Accrued interest	91,504	75,655
Other accrued liabilities	423,468	363,160
Current portion of lease obligations	80,562	78,717
Current portion of long-term debt	141,809	147,140
Total current liabilities	1,067,977	1,064,429
Operating lease obligations	174,179	171,880
Finance lease obligations	79,314	74,943
Long-term debt	4,894,435	4,898,769
Deferred income taxes	208,947	209,067
Insurance reserves	310,619	312,069
Other long-term liabilities	100,026	101,593
Total liabilities	6,835,497	6,832,750
Commitments and contingencies
Mezzanine equity:
Redeemable preferred stock	292,469	445,140
Total mezzanine equity	292,469	445,140
Stockholders' equity:
Common stock, $0.0001 par value, 200,000,000 shares authorized and 22,096,835 and 22,096,835 shares issued and outstanding, respectively	2	2
Additional paid-in capital	359,052	456,466
Retained earnings (deficit)	(153,156)	(259,492)
Accumulated other comprehensive income (loss)	6,771	7,179
Total stockholders' equity (deficit)	212,669	204,155
Total liabilities, mezzanine equity and stockholders' equity	$7,340,635	$7,482,045

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GMR Solutions Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts, unaudited)

	Three Months Ended March 31,
	2026	2025
Net revenue	$1,457,576	$1,367,407
Operating expenses:
Employee wages, benefits and taxes	770,006	734,758
Maintenance, fuel and other direct expenses	118,620	111,811
Insurance expense	42,979	33,652
Other operating expenses	228,094	215,806
Depreciation and amortization	75,367	75,127
Impairment of assets held for sale and other investments	—	14,100
Acquisition, integration and other charges	3,612	4,301
Total operating expenses	1,238,678	1,189,555
Operating income	218,898	177,852
Interest expense, net	83,174	113,685
Equity in (earnings) losses of unconsolidated affiliates	(463)	(2,302)
Other (income) loss, net	(6,344)	(922)
Net income (loss) before income taxes	142,531	67,391
Income tax (benefit) expense	36,195	29,367
Net income (loss)	$106,336	$38,024

Net income (loss) available to common stockholders per share:
Basic	$0.92	$(0.03)
Diluted	$0.28	$(0.03)

Weighted-average common shares outstanding:
Basic	45,836,749	45,551,279
Diluted	149,275,141	45,551,279

Comprehensive income (loss):
Net income (loss)	106,336	38,024
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments	(524)	468
Deferred income tax benefit (expense), net	116	(104)
Total other comprehensive income (loss), net of income tax	(408)	364
Comprehensive income (loss)	$105,928	$38,388

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GMR Solutions Inc.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts, unaudited)

					Accumulated		Redeemable
			Additional		Other	Total	Preferred
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'	Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Shares	Amount
Balance at December 31, 2024	21,675,837	$2	$648,761	$(465,719)	$4,951	$187,995	962,632	$777,388
Stock-based compensation expense	—	—	520	—	—	520	—	—
Issuance of shares under stock award plan, net of shares withheld for cash taxes paid	148,750	—	498	—	—	498	—	—
Net income (loss)	—	—	—	38,024	—	38,024	—	—
Other comprehensive income (loss), net of tax benefit (expense) of ($0.1) million	—	—	—	—	364	364	—	—
Balance at March 31, 2025	21,824,587	$2	$649,779	$(427,695)	$5,315	$227,401	962,632	$777,388

Balance at December 31, 2025	22,096,835	$2	$456,466	$(259,492)	$7,179	$204,155	551,212	$445,140
Redemption of redeemable preferred stock	—	—	(97,323)	—	—	(97,323)	(189,050)	(152,671)
Stock-based compensation expense	—	—	(91)	—	—	(91)	—	—
Net income (loss)	—	—	—	106,336	—	106,336	—	—
Other comprehensive income (loss), net of tax benefit (expense) of $0.1 million	—	—	—	—	(408)	(408)	—	—
Balance at March 31, 2026	22,096,835	$2	$359,052	$(153,156)	$6,771	$212,669	362,162	$292,469

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GMR Solutions Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$106,336	$38,024
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	75,367	75,127
Amortization of deferred financing costs and debt discount	2,389	4,094
Paid-in-kind interest on long-term debt	—	7,757
Impairment of assets held for sale and other investments	—	14,100
(Gain) loss on divestiture of businesses	—	(1,422)
Stock-based compensation expense	(91)	520
Liability classified stock awards	—	2,085
Loss (gain) on disposal of property and equipment	1,076	4,105
Unrealized loss (gain) on marketable equity securities	1,227	1,235
Deferred income taxes	(4)	(1)
Other, net	(7,364)	(2,302)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	(64,847)	(61,631)
Accounts payable	5,775	3,050
Accrued wages, benefits and taxes	(73,169)	(34,704)
Accrued interest	15,849	65,712
Accrued liabilities	54,375	47,643
Other assets and liabilities, net	11,824	25,951
Net cash provided by (used in) operating activities	128,743	189,343

Cash flows from investing activities:
Proceeds from divestiture of businesses	—	6,422
Proceeds from asset disposals related to sales and insurance recoveries	1,199	265
Purchases of property and equipment	(64,138)	(52,458)
Net change in investments held as insurance collateral	(660)	(734)
Purchases of marketable securities	(25,878)	(10,150)
Sales and maturities of marketable securities	24,819	12,852
Other investing activities, net	13,200	(4,613)
Net cash provided by (used in) investing activities	(51,458)	(48,416)

Cash flows from financing activities:
Payments on finance lease obligations	(3,016)	(3,493)
Principal payments on long-term debt	(39,491)	(36,084)
Proceeds from issuance of long-term debt	27,681	10,000
(Redemption) issuance of redeemable preferred stock	(249,994)	—
Proceeds from issuance of shares under stock award plan, net of cash taxes paid	—	498
Net cash provided by (used in) financing activities	(264,820)	(29,079)
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(187,535)	111,848
Cash and cash equivalents, beginning of period (including restricted cash and restricted cash equivalents of $14.8 million and $16.6 million, respectively)	624,229	368,902
Cash and cash equivalents, end of period (including restricted cash and restricted cash equivalents of $10.6 million and $15.6 million, respectively)	$436,694	$480,750

Supplemental disclosure of cash flow information
Equipment (primarily aircraft) additions financed with the issuance of debt	$—	$4,131
Cash paid (received) during the period for:
Interest	$76,324	$36,126
Income taxes, net of refunds received	$(878)	$1,099

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GMR SOLUTIONS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

NOTE 1 –DESCRIPTION OF COMPANY

GMR Solutions Inc. is organized as a holding company, operating through its various subsidiaries (collectively, “GMR” or the “Company”). GMR delivers compassionate, quality medical care, meeting a patient’s unplanned and planned care needs. GMR provides emergent, non-emergent, disaster response and event medical services across the healthcare ecosystem, serving local communities, health systems, payors, public health and local, state, and federal agencies primarily within the United States.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. In the opinion of management, the unaudited interim condensed consolidated financial statements contained in this report reflect all normal recurring adjustments, which are necessary for a fair presentation of the financial position and the results of operations for the interim periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”), including those set forth in our final prospectus (the “IPO Prospectus”) filed with the SEC on May 14, 2026 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, relating to our Registration Statement on Form S-1 (File No. 333-295169).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and related disclosures. Management relies on historical experience and on various other assumptions believed to be reasonable under the circumstances to make judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates are involved in the valuation of accounts receivable and the estimation of revenue, intangible assets, derivatives, contingent consideration, taxes, insurance reserves, share-based compensation and goodwill. Actual amounts may differ from those estimates.

Restricted Cash

As of March 31, 2026 and December 31, 2025, the Company held restricted cash and cash equivalents of $8.8 million and $12.9 million, respectively, classified within “Insurance collateral” in the accompanying condensed consolidated balance sheets. The cash was restricted for the purpose of satisfying the obligations of the Company’s wholly-owned captive insurance subsidiary.

As of March 31, 2026 and December 31, 2025, the Company held restricted cash and cash equivalents of $1.8 million and $1.9 million, respectively, classified within “Other Assets” in the accompanying condensed consolidated balance sheets. The cash was restricted for the purpose of satisfying the obligations of the Company’s deferred compensation plan.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Account Standards Board (“FASB”) or other standards setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the impact of any other recently issued standards that are not yet effective are either not applicable to the Company at this time or will not have a material impact on the Company’s condensed consolidated financial statements upon adoption.

In November 2024, the FASB issued Accounting Standards Update 2024-03, “Income Statement — Reporting Comprehensive Income — Expense disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which expands disclosures about specific expense categories at interim and annual reporting periods. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the impact of the new standard on the related disclosures.

NOTE 3 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company has two classes of common stock authorized: Class A common stock and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is non-voting, except as may be required by law or otherwise provided by the Company’s certificate of incorporation. Each share of Class B common stock will automatically convert into one share of Class A common stock upon the sale or other transfer of such share of Class B common stock by the holder thereof. The Company allocates undistributed earnings to common stock between the common stock classes on a one-to-one basis when computing net income (loss) per share. As a result, basic and diluted net income (loss) per share of Class A common stock and per share of Class B common stock are equivalent.

During each of the three months ended March 31, 2026 and 2025, no shares of Class B common stock were outstanding.

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of the Company. The potential dilution from stock awards is accounted for using the treasury stock method and average market prices during the period. During the three months ended March 31, 2026, there were no shares issuable on the exercise of share based awards and warrants that were excluded from the calculation of diluted net income (loss) available to common stockholders per share. During the three months ended March 31, 2025, there were approximately 103,400,000 shares issuable on the exercise of share-based awards and warrants that were excluded from the calculation of diluted net income (loss) available to common stockholders per share because the effect of their inclusion would have been anti-dilutive.

Presented below is basic and diluted EPS for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Net income (loss)	$106,336	$38,024
Undeclared dividends on redeemable preferred stock	(23,939)	(39,504)
Loss on redemption of redeemable preferred stock	(40,074)	—
Net income (loss) available to common stockholders	42,323	(1,480)

Weighted-average common shares outstanding:
Basic	45,836,749	45,551,279
Dilutive impact of stock awards outstanding	3,770,061	—
Dilutive impact of warrants to purchase common stock outstanding	99,668,331	—
Diluted	149,275,141	45,551,279

Net income (loss) available to common stockholders per share:
Basic	$0.92	$(0.03)
Diluted	$0.28	$(0.03)

There were 23.7 million warrants to purchase common stock issued for little to no consideration and therefore were included in the basic weighted-average common shares outstanding as of each of March 31, 2026 and December 31, 2025.

NOTE 4 – REVENUE RECOGNITION

Net revenue for the three months ended March 31, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Medicare	$348,471	$343,886
Medicaid	123,966	115,755
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	824,416	749,768
Other third-party payors	96,749	87,208
Self-pay	23,324	29,626
Net transport revenue	1,416,926	1,326,243
Complementary Revenue	40,650	41,164
Net revenue	$1,457,576	$1,367,407

Net transport revenue includes fee for service patient revenue, in addition to revenue earned from our membership programs and community subsidies. Complementary revenue primarily includes medical standby, special events and revenue earned from our contract with FEMA and other federal and state agencies to coordinate emergency medical services responses.

NOTE 5 – LEASE COMMITMENTS

Variable lease payments were $3.7 million and $3.6 million for the three months ended March 31, 2026 and 2025, respectively. Variable expenses include common area maintenance, utilities, and other items as periodically billed by property management or the related lessor, and are included in operating lease costs.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$20,158	$19,327
Short-term lease cost	1,289	1,093

Finance lease cost:
Amortization of right-of-use assets	3,613	4,091
Interest on lease liabilities	1,464	1,345
Total finance lease cost	5,077	5,436
Total lease costs	$26,524	$25,856

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$20,928	$21,086
Operating cash flows for finance leases	$1,464	$1,345
Finance cash flows for finance leases	$3,016	$3,493

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,000	$4,729
Finance leases	$7,313	$—

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2026	December 31, 2025
Operating Leases:
Operating right-of-use assets	$207,786	$203,258

Current portion of operating lease obligations	$58,812	$56,893
Operating lease obligations	174,179	171,880
Total operating lease liabilities	$232,991	$228,773

Finance Leases:
Finance right-of-use assets	$172,126	$164,826
Accumulated amortization	(83,396)	(79,796)
Finance right-of-use assets, net	$88,730	$85,030

Current portion of finance lease obligations	$21,750	$21,824
Finance lease obligations	79,314	74,943
Total finance lease liabilities	$101,064	$96,767

Weighted Average Remaining Lease Term (in years):
Operating leases	5.70	5.82
Finance leases	7.45	7.21

Weighted Average Discount Rate:
Operating leases	7.47%	7.68%
Finance leases	5.89%	5.94%

Future commitments as of March 31, 2026 for lease liabilities related to premises, equipment and other recurring commitments are as follows (in thousands):

	Maturities of Lease Liabilities
Year Ending December 31,	Operating Leases	Finance Leases	Total
2026	$57,342	$22,535	$79,877
2027	57,275	19,104	76,379
2028	44,933	22,374	67,307
2029	37,036	12,446	49,482
2030	26,125	14,968	41,093
Thereafter	64,316	35,717	100,033
Total lease payments	$287,027	$127,144	$414,171
Less: Amount representing interest	(54,036)	(26,080)	(80,116)
Total	232,991	101,064	334,055
Less: Current lease obligation payments	(58,812)	(21,750)	(80,562)
Total long-term lease obligations	$174,179	$79,314	$253,493

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist primarily of customer relationships and trade names. The table below illustrates the useful lives of each class of intangible assets and the remaining weighted average amortization period.

		Weighted Average
Amortizable Intangible Assets	Estimated Useful Life	Amortization Period
Membership lists	15 years	4.1
Customer relationships	10-20 years	11.9
Trade names	10 years	1.8
Non-compete and other	10-15 years	2.6

Intangible assets consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026			December 31, 2025
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Amortizable intangible assets
Customer relationships	$1,220,060	$(618,865)	$601,195	$1,220,060	$(604,508)	$615,552
Membership lists	92,000	(67,006)	24,994	92,000	(65,473)	26,527
Trade names	73,318	(71,552)	1,766	73,318	(71,302)	2,016
Non-compete and other	7,197	(6,977)	220	7,197	(6,955)	242
Total amortizing intangible assets	1,392,575	(764,400)	628,175	1,392,575	(748,238)	644,337

Non-amortizable intangible assets
Trade names	540,300	—	540,300	540,300	—	540,300
Certificates of need	19,600	—	19,600	19,600	—	19,600
Total non-amortizing intangible assets	559,900	—	559,900	559,900	—	559,900

Total intangibles, net	$1,952,475	$(764,400)	$1,188,075	$1,952,475	$(748,238)	$1,204,237

Aggregate amortization of intangible assets was $16.2 million and $19.7 million for the three months ended March 31, 2026 and 2025, respectively.

NOTE 7 – OTHER ACCRUED LIABILITIES

Other accrued liabilities were as follows as of March 31 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Insurance reserves	$123,174	$112,606
Deferred membership revenue	55,245	52,141
Federal and state tax liabilities	30,789	275
Patient refunds	20,411	22,880
Accrued legal fees and settlements	13,668	6,379
Other	180,181	168,879
Total other accrued liabilities	$423,468	$363,160

Deferred membership revenue, or contract liabilities, are primarily related to cash payments recorded in advance of satisfying the Company’s performance obligations related to sales of air and ground memberships. Deferred membership revenue balances of a long-term nature were $42.5 million and $41.1 million as of March 31, 2026 and December 31, 2025, respectively, classified under other long-term liabilities on the condensed consolidated balance sheets. As of March 31, 2026, the Company recognized $16.6 million of revenue that was included in the deferred revenue balance as of December 31, 2025. As of March 31, 2026, the weighted average remaining period over which revenue for unsatisfied performance obligations on memberships will be recognized was approximately 3.5 years.

NOTE 8 –REDEEMABLE PREFERRED STOCK

In May 2024, the Company entered into a Series B Preferred Stock and Warrant purchase agreement with certain investors, pursuant to which such investors agreed to purchase 962,632 shares of Series B preferred stock (“Preferred Stock”) together with warrants exercisable for up to 23,739,914 shares of Class A common stock of the Company, for aggregate consideration of $934.6 million. The Preferred Stock has an initial value of $1,000.00 per share and accrues cumulative dividends of 15% per year, with a 1% increase on the fourth anniversary and on each subsequent anniversary of the issue date, up to a maximum of 19% per year. The dividends will continue to accrue unless specifically elected to be paid in cash by the Company and declared by the Company’s Board of Directors. Dividends are recorded when declared. Accumulated dividends totaled approximately $114.4 million and $147.7 million as of March 31, 2026 and December 31, 2025, respectively. The holders of Preferred Stock do not participate in dividends declared on common stock.

On September 19, 2025, the Company redeemed 411,420 shares of Preferred Stock for an aggregate redemption price of $525.0 million, representing the stated value of the Preferred Stock plus the aggregate accrued and unpaid dividends multiplied by 103.0% per the Series B Preferred Stock and Warrant purchase agreement.

On March 6, 2026, the Company redeemed 189,050 shares of Preferred Stock for an aggregate redemption price of approximately $250.0 million, representing the stated value of the Preferred Stock plus the aggregate accrued and unpaid dividends multiplied by 101.5% per an amendment to the Series B Preferred Stock and Warrant purchase agreement

As of March 31, 2026 and December 31, 2025, there were 362,162 and 551,212 shares, respectively, of Preferred Stock issued and outstanding recorded as redeemable preferred stock on the condensed consolidated balance sheets.

NOTE 9 – WARRANTS

The Company has issued warrants to purchase shares of Class A and Class B common stock with an exercise price equal to $0.0001 per share, which generally expire ten years from the initial issuance date. The holders of the warrants do not participate in dividends declared on common stock.

In May 2024, the Company issued 23.7 million warrants (“2024 Warrants”) to purchase shares of Class A common stock together with Preferred Stock as described in Note 8. The warrants have an exercise price equal to $0.0001 per share and expire ten years from the initial issuance date.

In connection with the March 6, 2026 redemption of Preferred Stock, the Company exchanged the outstanding 2024 Warrants for 2026 Voting Warrants to purchase 16,236,509 shares of Class A common stock and 2026 Non-Voting Warrants to purchase 4,084,538 shares of Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock will be entitled to one vote per share and shares of Class B common stock will be non-voting, except as may be required by law or otherwise provided by the certificate of incorporation. Each share of Class B common stock will automatically convert into one share of Class A common stock upon the sale or other transfer of such share of Class B common stock by the holder thereof.

As of March 31, 2026 and December 31, 2025, total warrants issued and outstanding were 123.4 million.

NOTE 10 – LONG-TERM DEBT

Long-term debt consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

		Rate Terms
		as of
		March 31,	Maturity	March 31,	December 31,
	Type	2026	Date	2026	2025
Senior secured term loans
Term loan (7.17% and 7.38% as of March 31, 2026 and December 31, 2025, respectively)	Variable	SOFR + 3.50%	October 1, 2032	$3,591,000	$3,600,000
Senior secured notes (7.38% as of March 31, 2026 and December 31, 2025, respectively)	Fixed	Fixed at 7.38%	October 1, 2032	1,000,000	1,000,000
Other long-term debt, including promissory notes related to aircraft purchases	Fixed	Various	Various	501,077	503,886
Total				$5,092,077	$5,103,886
Less current portion of long-term debt				(141,809)	(147,140)
Less unamortized deferred financing costs and debt discount				(55,833)	(57,977)
Long-term debt				$4,894,435	$4,898,769

As of March 31, 2026, the maximum available under the asset-based revolving credit facility (the “ABL Facility”) was $800.0 million. As of March 31, 2026, letters of credit outstanding, which impact the available credit under the ABL Facility, were $108.4 million, and the maximum amount available to draw under the ABL Facility was $691.6 million. These letters of credit primarily secure the obligations of AMR’s operations and the Company’s captive insurance program. At each of March 31, 2026 and December 31, 2025, the Company had not drawn on the ABL Facility.

NOTE 11 – FAIR VALUE MEASUREMENTS

The Company classifies its financial instruments that are reported at fair value based on a hierarchal framework which ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is impacted by a number of factors, including the type of instrument and the characteristics specific to the instrument. Instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The Company does not adjust the quoted price for these assets or liabilities, which include marketable securities held in connection with the Company’s captive insurance program.

Level 2—Pricing inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data. Balances in this category include derivatives and marketable securities held in connection with the Company’s captive insurance program.

Level 3—Pricing inputs are unobservable as of the reporting date and reflect the Company’s own assumptions about the fair value of the asset or liability. Balances in this category include the Company’s estimate, using a combination of internal and external fair value analyses, of contingent consideration for historical acquisitions, and the Company’s estimate of achievement of performance targets, including targeted enterprise value, related to cash-settled performance stock units. The Company uses a third-party valuation specialist to determine estimated enterprise value using discounted cash flow and market approaches, weighted equally. The assumptions utilized in the discounted cash flow model include a discount rate of 15%. The expected timing of achievement is the fourth quarter of 2026.

The following table summarizes the valuation of the Company’s financial instruments by the above fair value hierarchy levels as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$49,280	$4,690	$—	$53,970
Marketable equity securities	11,660	—	—	11,660
Interest rate swap	—	6,121	—	6,121
Liabilities:
Contingent consideration	—	—	2,835	2,835
Cash-settled performance stock unit liability	—	—	50,000	50,000
Interest rate swap	—	191	—	191

	December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$46,547	$4,903	$—	$51,450
Marketable equity securities	14,213	—	—	14,213
Interest rate swap	—	918	—	918
Liabilities:
Contingent consideration	—	—	2,835	2,835
Cash-settled performance stock unit liability	—	—	50,000	50,000
Interest rate swap	—	2,963	—	2,963

The contingent consideration balance classified as a Level 3 liability remained consistent during the three months ended March 31, 2026, and is primarily related to contingent consideration associated with a prior acquisition.

Insurance Collateral

Insurance collateral is comprised of investments in U.S. Treasuries and marketable equity and debt securities held by the Company’s wholly-owned captive insurance subsidiary that support the Company’s insurance programs and reserves, as well as cash deposits with third parties. Certain of these investments, if sold or otherwise liquidated, would have to be replaced by other suitable financial assurances and are, therefore, considered restricted. All debt securities are designated as available-for-sale and reported at fair value with the related temporary unrealized gains and losses related to changes in market conditions of marketable debt securities reported as a separate component of accumulated other comprehensive income (loss), net of deferred income tax. Changes in the fair value of debt securities which are determined to be company specific credit losses are recognized in the statements of operations, thus establishing a new cost basis for such investment. All equity securities are carried at fair value with changes in fair value reported as a component other income (loss), net in the condensed consolidated statements of operations. Investment income earned on these investments is reported as a component of other income, net in the accompanying condensed consolidated statements of operations. Realized gains and losses are determined based on an average cost basis.

Investments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

Insurance collateral consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Available-for-sale securities:
U.S. Treasuries	$9,860	$2,778
Corporate and municipal bonds	39,420	43,769
Preferred or fixed rate cap securities	4,690	4,903
Total available-for-sale securities	53,970	51,450
Marketable equity securities	11,660	14,213
Cash deposits and other	8,766	12,945
Insurance Collateral	$74,396	$78,608

Amortized cost basis and aggregate fair value of the Company’s marketable securities as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Description:
U.S. Treasuries	$9,860	$—	$—	$9,860
Corporate and municipal bonds	39,195	674	(449)	39,420
Preferred or fixed rate cap securities	5,620	—	(930)	4,690
Total available-for-sale securities	54,675	674	(1,379)	53,970
Marketable equity securities	10,372	1,817	(529)	11,660
Total securities	$65,047	$2,491	$(1,908)	$65,630

	December 31, 2025
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Description:
U.S. Treasuries	$2,778	$—	$—	$2,778
Corporate and municipal bonds	43,234	920	(385)	$43,769
Preferred or fixed rate cap securities	5,619	—	(716)	4,903
Total available-for-sale securities	51,631	920	(1,101)	51,450
Marketable equity securities	11,698	2,855	(340)	14,213
Total securities	$63,329	$3,775	$(1,441)	$65,663

As of March 31, 2026, available-for-sale securities included U.S. Treasuries, corporate bonds and fixed income securities of $16.8 million with contractual maturities within one year, $15.8 million with contractual maturities extending longer than one year through five years and $21.4 million with contractual maturities extending longer than five years. Actual maturities may differ from contractual maturities as a result of the Company's ability to sell these securities prior to maturity.

The Company evaluates the marketable debt securities portfolio to determine whether declines in fair value of these securities are related to credit loss. Management estimates credit losses on marketable debt securities utilizing a credit loss impairment model on a quarterly basis. We estimate expected credit losses, measured over the contractual life of debt securities, considering relevant issue specific factors, including, but not limited to, a decrease in credit ratings or an entity’s ability to pay. The Company is not aware of any specific factors indicating that the underlying issuers of the debt securities would not be able to pay interest as it becomes due or repay the principal amount at maturity. Therefore, the Company believes that the changes in the estimated fair values of these debt securities are related to market fluctuations, as such, there were no credit losses recognized as of March 31, 2026 and December 31, 2025.

The Company realized net gains on the sales and maturities of available-for-sale securities of $0.7 million for the three months ended March 31, 2026 and 2025, respectively.

Debt

Based on management’s estimates, the carrying value of the other long-term debt approximates fair value as of March 31, 2026 and December 31, 2025. The estimated fair value of the Company’s senior secured term loans and senior secured notes was approximately $4,623.5 million and $4,668.0 million and the outstanding principal amount was $4,591.0 million and $4,600.0 million as of March 31, 2026 and December 31, 2025, respectively. The Company’s debt is classified as Level 2 in the fair value hierarchy.

Other financial instruments

For all other financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

NOTE 12 – DERIVATIVE INSTRUMENTS

In August 2024, the Company entered into three interest rate swap agreements with the effective date of November 29, 2024, with tranches maturing on November 30, 2025 and November 30, 2026. The swap agreements were with a major financial institution and effectively converted a total of $600.0 million in variable rate debt to fixed rate debt with an average interest rate of approximately 3.9% for a period of 12 months from the effective date and an additional $600.0 million of variable rate debt to fixed rate of approximately 3.7% for a period of 24 months from the effective date. These instruments do not qualify for hedge accounting; therefore, mark-to-market changes are included in interest expense on the condensed consolidated statements of operations. The Company continued to make interest payments based on the variable rate associated with the debt and periodically settled with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded a noncurrent liability in the amount of less than $0.1 million as of March 31, 2026. The Company recorded a noncurrent liability in the amount of $1.5 million as of December 31, 2025.

In March 2025, the Company entered into an interest rate swap agreement with the effective date of November 28, 2025. The swap agreement was with a major financial institution and effectively converted a total of $600.0 million in variable rate debt to fixed rate debt with an average interest rate of approximately 3.7% for a period of 12 months from the effective date. This instrument does not qualify for hedge accounting; therefore, mark-to-market changes are included in interest expense on the condensed consolidated statements of operations. The Company continued to make interest payments based on the variable rate associated with the debt and periodically settled with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded a noncurrent liability in the amount of $0.1 million as of March 31, 2026. The Company recorded a noncurrent liability in the amount of $1.5 million as of December 31, 2025.

In December 2025, the Company entered into an interest rate swap agreement with the effective date of November 30, 2026. The swap agreement was with a major financial institution and effectively converted a total of $600.0 million in variable rate debt to fixed rate debt with an average interest rate of approximately 3.29% for a period of 36 months from the effective date. This instrument does not qualify for hedge accounting; therefore, mark-to-market changes are included in interest expense on the condensed consolidated statements of operations. The Company will continue to make interest payments based on the variable rate associated with the debt and periodically settled with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded a noncurrent asset in the amount of $4.0 million as of March 31, 2026. The Company recorded a noncurrent asset in the amount of $0.9 million as of December 31, 2025.

In February 2026, the Company entered into an interest rate swap agreement with the effective date of November 30, 2026. The swap agreement was with a major financial institution and effectively converted a total of $300.0 million in variable rate debt to fixed rate debt with an average interest rate of approximately 3.16% for a period of 24 months from the effective date. This instrument does not qualify for hedge accounting; therefore, mark-to-market changes will be included in interest expense on the condensed consolidated statements of operations. The Company will continue to make interest payments based on the variable rate associated with the debt and periodically settled with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded a noncurrent asset in the amount of $2.1 million as of March 31, 2026.

Changes in fair value were recorded as interest expense in the condensed consolidated statements of operations. During the three months ended March 31, 2026 and 2025, the Company recorded a reduction of interest expense of $8.0 million and an increase to interest expense $4.6 million, respectively.

NOTE 13 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effect on each component of “Other comprehensive income (loss)” for the three months ended March 31, 2026 and 2025 (in thousands).

	For the Three Months Ended			For the Three Months Ended
	March 31, 2026			March 31, 2025
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized holding gains (losses) on investments	$(524)	$116	$(408)	$468	$(104)	$364
Other comprehensive income (loss)	$(524)	$116	$(408)	$468	$(104)	$364

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax (in thousands).

Accumulated Other Comprehensive Income (Loss)	Unrealized holding gains (losses) on investments	Defined benefit pension plan net gains (loss)	Total
Balance at December 31, 2024	$(1,199)	$6,150	$4,951
Other comprehensive income (loss) before reclassification	(441)	—	(441)
Amounts reclassified from accumulated other comprehensive income (loss)	805	—	805
Balance at March 31, 2025	$(835)	$6,150	$5,315

Balance at December 31, 2025	$(129)	$7,308	$7,179
Other comprehensive income (loss) before reclassification	(1,106)	—	(1,106)
Amounts reclassified from accumulated other comprehensive income (loss)	698	—	698
Balance at March 31, 2026	$(537)	$7,308	$6,771

NOTE 14 – STOCK COMPENSATION PROGRAM

On July 26, 2024, the Company’s Board of Directors approved and adopted the Second Amended and Restated GMR Solutions Inc. 2015 Stock Incentive Plan (the “2015 Amended Equity Plan”). The 2015 Amended Equity Plan authorizes equity awards to be granted to management and other personnel and key service providers. Awards granted under the plan include restricted and performance stock units, in addition to both time-based and performance-based stock option awards. The total number of shares of common stock authorized for issuance under the 2015 Amended Equity Plan is 53,928,040 shares. As of March 31, 2026, a total of 41,076,774 equity awards were issued and outstanding. Effective May 12, 2026, the Company’s Board of Directors and its majority stockholder adopted and approved the GMR Solutions Inc. 2026 Equity Incentive Plan.

Restricted stock units generally vest based on the satisfaction of both a liquidity event requirement, as defined in the 2015 Amended Equity Plan, and continued service over three years in equal increments of 33 1/3% on each anniversary of the grant. The performance stock units vest based on the satisfaction of a liquidity event requirement, the achievement of certain performance targets at the time of the liquidity event, as defined in the 2015 Amended Equity Plan, and continued service of three years or up to the time of the liquidity event, whichever occurs earlier. A portion of the performance stock unit awards may be cash-settled subject to the achievement of certain performance targets at December 31, 2026, as defined in the 2015 Amended Equity Plan, not to exceed a total settlement of $50.0 million. As of March 31, 2026 and December 31, 2025, a liability of $50.0 million, respectively, was recorded in other long-term liabilities on the condensed consolidated balance sheets for cash-settled performance stock units based on current estimates of achievement of performance targets.

Stock-based employee compensation expense was reduced by less than $0.1 million for the three months ended March 31, 2026, compared to expense of $2.6 million for the same prior year period. This expense related solely to the Company’s time-based options and current estimates of achievement for the cash-settled performance units. No expense has been recorded with respect to the restricted stock units, non-cash settled performance stock units, and performance-based stock options, as those awards have vesting conditions that are subject to the achievement of a liquidity event, as defined in our 2015 Amended Equity Plan. This liquidity event condition is not treated as probable of occurring until the event transpires.

NOTE 15 – INSURANCE RESERVES

The table below summarizes the non-health and welfare insurance reserves included in the accompanying condensed consolidated balance sheets at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026			December 31, 2025
	Other Accrued	Insurance	Total	Other Accrued	Insurance	Total
	Liabilities	Reserves	Liability	Liabilities	Reserves	Liability
Automobile	$36,497	$78,785	$115,282	$36,122	$79,196	$115,318
Workers' compensation	40,821	104,721	145,542	39,111	99,205	138,316
General/ Professional Liability	45,856	127,113	172,969	37,373	133,668	171,041
	$123,174	$310,619	$433,793	$112,606	$312,069	$424,675

The changes to the Company’s estimated losses under insurance programs, including those covered by commercial insurance programs with offsetting assets, as of March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Balance, beginning of period	$424,675	$347,805
Expense for current period reserves	(3,892)	29,540
Unfavorable (favorable) changes to prior reserves	10,764	31,528
Change in losses covered by commercial insurance programs	11,375	44,236
Payments for claims	(9,129)	(28,434)
Balance, end of period	$433,793	$424,675

NOTE 16 – LEGAL MATTERS

The Company is involved in certain litigation arising in the ordinary course of business. Management believes the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations or liquidity.

NOTE 17 – RELATED-PARTY TRANSACTIONS

On April 28, 2015, investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”) acquired 100% of the equity interest of the Company. The Company executed a monitoring agreement with KKR, which became effective on April 28, 2015. Upon the consummation of the IPO on May 14, 2026, the monitoring agreement was terminated.

Pursuant to the monitoring agreement, the Company incurred an advisory fee equal to 1% of EBITDA for the prior fiscal year with KKR. The Company incurred an advisory fee of $3.0 million for the three months ended March 31, 2026, compared to $2.7 million of advisory fees for the same prior year period. The fees are included in the “Other operating expenses” caption on the condensed consolidated statements of operations.

Additionally, KKR Capital Markets LLC (“KCM”), an affiliate of KKR, provided for the arrangement and syndication of the Exchange Offer, Amended Credit Agreement, and Extended First Lien Term Loan. The Company did not incur any fees with KCM during the three months ended March 31, 2026 and 2025.

In connection with the acquisition of AMR in 2018, we entered into an indemnification agreement with KKR North America Fund XI (AMG) LLC pursuant to which we agreed to indemnify affiliates of KKR that at any time hold our common equity (and their affiliates and certain other persons) against liabilities that may arise out of any breach by us of a consent decree we entered into with the Federal Trade Commission, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

NOTE 18 – INCOME TAXES

	Three Months Ended
	March 31,
(in thousands, except percentages)	2026	2025
Income tax (benefit) expense	$36,195	$29,367
Effective tax rate	25.4%	43.6%

The effective tax rate for the three months ended March 31, 2026 differed from the Federal statutory rate primarily due to  state and local income taxes and a current year benefit related to a decrease in the valuation allowance. The effective tax rate for the three months ended March 31, 2025 differed from the Federal statutory rate primarily due to state and local income taxes and an increase to the valuation allowance.

NOTE 19 – SEGMENTS

Business segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing operating performance. Based on the way the Company manages its business, as a nationally integrated air and ground mobile patient care provider, the Company has determined that it currently operates with one reportable segment. This conclusion is supported by the Company’s operational structure, which includes corporate development, operations, and administrative functions focused on the entire integrated platform rather than on individual service offerings. Further, the Company’s chief operating decision maker, the chief executive officer, primarily reviews net income (loss) and total assets in assessing operating performance and allocating resources. Segment net income (loss), including significant segment expenses, and segment total assets provided to the Chief Operating Decision Maker are consistent with those presented in the condensed consolidated statements of operations and condensed consolidated balance sheets, respectively.

NOTE 20 – SUBSEQUENT EVENTS

Completion of IPO

On May 14, 2026, the Company completed the IPO, in which we issued and sold 31,914,893 shares of Class A common stock, par value $0.0001 per share, at an initial public offering price of $15.00 per share. The Company received net proceeds of $454.8 million for the Class A common stock, after deducting underwriting discounts and other fees of $23.9 million. The Company used the net proceeds from the IPO to redeem its outstanding shares of Series B Preferred Stock, that were not subject to the Preferred Exchange (as defined below), with the remaining net proceeds, together with the net proceeds from the Private Placement Warrants (as defined below), and cash on hand, used to repay approximately $670.0 million outstanding borrowings under the 2023 First Lien Term Loan.

Amendment to Certificate of Incorporation

On May 14, 2026, the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) and the Company’s Second Amended and Restated Bylaws became effective. The Charter, among other things, provides that the Company’s authorized capital stock consists of 1,200.0 million shares of Class A common stock, 300.0 million shares of Class B common stock and 250.0 million shares of preferred stock.

Exchange and/or Redemption of the Company’s Outstanding Series B Preferred Stock and Warrants

On May 12, 2026, the Company exchanged outstanding shares of Series B Preferred Stock held by KKR GMR Consolidated Aggregator LLC, an investment entity owned by investment funds and vehicles managed or sponsored by one or more subsidiaries of KKR & Co. Inc. and its subsidiaries and its affiliates, for 12,381,051 warrants to purchase Class A common stock (the “Preferred Exchange”) at an exercise price of $0.01 per share.

On May 12, 2026, the Company exchanged warrants exercisable for 7,103,474 shares of Class A common stock, at an exercise price of $0.01 per share, and held by certain investment funds managed or advised by HPS Investment Partners, LLC or its controlled affiliates for warrants exercisable for the same number of shares of Class B common stock, at an exercise price of $0.01 per share.

On May 14, 2026, the Company redeemed all of the remaining outstanding shares of Series B Preferred Stock using a portion of the net proceeds of the IPO, at an aggregate redemption price equal to $299.5 million.

Sale of Private Placement Warrants

On May 15, 2026, the Company issued approximately 33.3 million warrants in a private placement transaction (the “Private Placement Warrants”) to purchase Class A common stock and/or Class B common stock with an exercise price of $0.01 per share, for total consideration of $500.0 million.

Tax Receivable Agreement

The Company expects to utilize certain pre-IPO tax assets (including federal, state and local net operating losses, deferred interest deductions, tax basis in amortizable or depreciable assets, and certain deductible expenses attributable to the transactions related to the IPO) (the “Pre-IPO Tax Benefits”) that arose prior to or in connection with the IPO, which tax benefits are expected to reduce the Company’s future tax payments.

In connection with the IPO, the Company entered into a Tax Receivable Agreement (the “TRA”) with certain stockholders and members of management that elected to become parties to the TRA (the “TRA parties”) that will provide for the payment by the Company to such TRA parties of 85% of the benefits, if any, that the Company or its subsidiaries actually realize, or are deemed to realize (calculated using certain assumptions), as a result of savings in U.S. federal, state and local income taxes attributable to the Company’s and its subsidiaries’ utilization of the Pre-IPO Tax Benefits. The Company expects to benefit from the remaining 15% of cash tax benefits, if any, it realizes from the Pre-IPO Tax Benefits.

For purposes of the TRA, the cash tax benefits will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that the Company would have been required to pay had it not been able to utilize the Pre-IPO Tax Benefits. The term of the TRA will continue until all Pre-IPO Tax Benefits have been utilized (or deemed utilized) or expired. In the event of certain changes of control, certain material breaches of the TRA by the Company, or an insolvency event, the calculation of certain future payments made under the TRA will utilize certain valuation assumptions, including that the Company will have sufficient taxable income to fully utilize Pre-IPO Tax Benefits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (our “Form 10-Q“). This discussion contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. Known material factors that could affect our financial performance and actual results, and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this discussion or otherwise made by our management, are described in our final prospectus (the “IPO Prospectus”) dated May 12, 2026 and filed on May 14, 2026 with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Act”) relating to our Registration Statement on Form S-1, in the section therein entitled “Risk Factors” and the section entitled “Cautionary Note Regarding Forward-Looking Statements” included herein. Factors that could cause or contribute to such difference are not limited to those identified in “Risk Factors.”

Overview

We are the largest provider of emergency medical services (“EMS”) and one of the largest providers of essential alternate-site, out-of-hospital care in the U.S. with more than 100 years of operating history. With approximately 34,000 employees as of March 31, 2026, we deliver compassionate, quality medical care, meeting a patient’s unplanned and planned care needs. We provide emergent, non-emergent, disaster response and event medical services, utilizing our more than 24,000 clinicians, fleets of air and ground assets for medical transportation and offer innovative solutions such as Nurse Navigation to provide comprehensive care to our patients in their time of need. We maintain longstanding relationships across the healthcare ecosystem, serving local communities, health systems, payors, public health and local, state and federal agencies.

Executive Summary

●	Largest provider of EMS and one of the largest providers of essential alternate-site, out-of-hospital care in the U.S.
●	The only national, fully-integrated air and ground EMS provider with operations spanning approximately 1,400 U.S. counties, covering both rural and urban communities which are home to approximately 60% of the U.S. population.
●	At the front line of the healthcare continuum, encountering approximately 15,000 patients per day or approximately 5.5 million patients annually and our clinicians perform a critical care intervention every 88 seconds.
●	Data set of more than 80 million patient records.
●	Team of more than 24,000 clinicians serves as the first line of care, providing lifesaving treatment at crucial moments.
●	In the three months ended March 31, 2026, revenue increased by $90.2 million, or 6.6%, to $1,457.6 million year-over-year.
●	In the three months ended March 31, 2026, net income increased by $68.3 million, or 179.7%, to $106.3 million year-over-year.
●	In the three months ended March 31, 2026, Adjusted EBITDA increased by $27.0 million, or 9.7%, to $305.1 million year-over-year.

Initial Public Offering

On May 14, 2026, we completed our initial public offering (“IPO”), in which we issued and sold 31,914,893 shares of our Class A common stock, par value $0.0001 per share, at an initial public offering price of $15.00 per share. The Company received net proceeds of $454.8 million for the Class A common stock, after deducting underwriting discounts and commissions of $23.9 million. See Note 20 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Long-Term Trends and Other Factors Affecting Our Results of Operations

Rural Hospital Closures

Across our core markets - emergent and non-emergent medical services - we have seen an increasing trend in the closure of rural hospitals, leading to increased demand for our emergent and non-emergent services. Since 2010, over 150 rural hospitals have closed or no longer provide in-patient services, with more than 300 additional rural hospitals at immediate risk of closing due to financial distress. As the population continues to age, communities face a greater need for frequent and specialized medical attention alongside a growing chronic disease burden. Consolidation of rural hospitals and hospital service lines has accelerated reliance on extended distance services, particularly our air medical services.

Aging Population

The U.S. population is undergoing significant demographic shifts marked by both aging and growth, which are driving increased demand for healthcare and specifically for emergent care. For example, by 2030, the number of Americans age 65 (or older) is expected to reach 69 million, which is a more than 10% increase compared to 2025. As the baby boomer generation ages, there is a rising proportion of older adults who are more likely to experience acute health episodes, necessitating emergent care interventions. Additionally, overall population growth contributes to higher EMS utilization rates, as more individuals require immediate medical attention for accidents, sudden illnesses and other emergencies.

Increasing Prevalence of Chronic Conditions

Approximately 45% of the U.S. population is living with at least one chronic condition. The increasing prevalence of chronic conditions such as chronic obstructive pulmonary disease, heart disease, diabetes, and hypertension are driving heightened demand for emergent care in the U.S. These conditions often lead to acute exacerbations and complications that require emergent care interventions. As the incidence of these chronic diseases continues to rise, EMS providers are increasingly called upon to deliver critical care in urgent situations, ensuring that patients receive timely and effective treatment during medical emergencies.

Overburdened Emergency Departments

EMS providers have also experienced increasing demand due to a confluence of factors impacting the healthcare landscape. A widespread provider shortage across the healthcare system has exacerbated barriers to accessing healthcare and has resulted in an increased reliance on emergency departments and EMS to treat low-acuity cases. The provider shortage also exacerbates gaps in routine patient care, which drives a further increase in acute situations which require emergent care. Socioeconomic pressures, such as rising homelessness and ongoing immigration are putting further strain on emergency departments and EMS resources, as vulnerable populations have more barriers to access regular healthcare and are in turn more likely to seek emergency care as their primary point of contact.

Healthcare Reimbursement

Our operations depend upon third-party reimbursement programs, including government-sponsored and private insurance programs, to pay for most of the services rendered to patients. For the three months ended March 31, 2026 and 2025, we derived approximately 57% and 56%, of our net transport revenue, respectively, from commercial insurance and managed care, 34% and 35%, respectively, from government-sponsored healthcare programs, primarily Medicare and Medicaid, and 2% and 2%, respectively, from self-pay patients.

Commercial Healthcare Reimbursement

When patients require emergent care, we respond without consideration for who the ultimate payor of care will be to meet the urgent needs of individuals in the community. For patients with commercial insurance, we seek reimbursement from the group health plan or health insurer that the patient is attributed to. We bill the health insurer for services provided for any relevant ground or air EMS. Ground EMS rates are generally set by the county or similar government body. Air EMS rates are generally set by the service provider. For health insurers that we have pre-established billing agreements with, referred to as ‘in-network’, we typically receive reimbursement for covered services based on negotiated terms, which are generally paid in a timely manner pursuant to such contracts. For health insurers where we do not have pre-established billing agreement, referred to as ‘out of network’, we will submit an invoice for payment, which may be challenged by the health insurer. The resolution process for out of network air ambulance claims is dictated by the No Surprises Act, which prohibits patient balance billing and creates an Independent Dispute Resolution (“IDR”) process to handle payment disputes that cannot be resolved through direct negotiation between the provider and the insurer.

Since the implementation of the No Surprises Act in 2022, we have won approximately 90% of IDR rulings, highlighting the defensibility of our commercial air reimbursement. Our experience with the IDR process to date has contributed to greater predictability in air reimbursement and has informed our approach to strategically enter into in-network contracts that holistically reflect the value of our services and optimize reimbursement. The federal No Surprises Act is limited in scope to air emergency services, however certain state governments have enacted or may pass future legislation that affects both our air and ground emergency ambulance services. See “Business - Healthcare Regulation” and “Risk Factors — Risks Related to Our Business” in the IPO Prospectus for more information.

Medicare and Medicaid Healthcare Reimbursement

The Medicare and Medicaid programs currently reimburse us for medical transportation services based on national and state-based fee schedules for transports, respectively. The fee schedule amounts are determined using a base rate, which includes all items and services furnished within the service benefit, subject to applicable adjustments, plus a separate payment for mileage (including any other geographic adjustments). Medicare transport fee schedule payment rates are updated annually through the Ambulance Inflation Factor (“AIF”), which incorporates updates to the consumer price index and a productivity adjustment and mileage rates. Since 2020, the AIF has grown consistently, ranging from 0.2% to 8.7% without any decreases in reimbursement rate. Medicaid fee schedule rate updates vary by state.

Weather, Seasonality and Volume Considerations

Weather conditions impact our overall patient air emergency transport volume. For example, air medical helicopters operating under visual flight rules, and in many cases, those operating under Instrument Flight Rules, cannot complete a patient transport request during periods of inclement weather. In addition, inclement weather typically reduces human activity levels (such as driving, recreational activities and farming) that are associated with requests for medical services. For the three months ended March 31, 2026 and 2025, patient air transport requests cancelled due to poor weather conditions were 17.1%, and 17.9% of total patient air transport requests, respectively. In certain instances of inclement weather, our integrated operations may allow us to shift our air clinical crews to our ground ambulance fleet to continue to meet patients’ needs. Historically, we have observed higher air services demand in the summer months and higher ground services demand during the winter flu season, which contributes to the seasonality of our operations.

Ground transport volume is largely influenced by shifts in overall community conditions. These conditions may encompass: (i) demographic changes specific to communities, such as population fluctuations; (ii) the timing, location, and intensity of influenza, allergens, and other annually recurring viruses; (iii) pandemics that affect human activity, hospital census, and the frequency of elective surgeries; and (iv) severe weather events that impact regional health status or infrastructure. Typically, adverse weather reduces activities like driving, recreation, and farming, which are correlated with requests for emergency ground services.

Our complementary revenue is subject to variations over time depending on a number of factors, including but not limited to, the timing of events and other emergency response services, the number of natural disasters we respond to, and any pandemic-related or other one-time services we provide. Pandemic-related services were last provided in the first quarter of 2022.

Key Performance Metrics

We review a number of operating and financial metrics, including the key performance metrics presented in the table below, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Patient encounters
Emergent transports	837,443	831,913
Non emergent transports	204,709	220,584
Total ambulance transports	1,042,152	1,052,497
of which, Ground transports	1,007,810	1,018,536
of which, Flights	34,342	33,961
Wheelchair transports	7,828	16,577
Non-transport	273,920	276,036
Total patient encounters	1,352,022	1,364,281
of which, Nurse Navigation encounters	28,122	19,171

Net transport revenue per ambulance transport	$1,360	$1,260

Other key performance indicators:
Emergent air transport requests	75,213	75,841
Weather cancellation rate for emergent air transports	17.1%	17.9%
Same market revenue growth	7.9%	14.9%
Net cash capital expenditures	$54,011	$38,629
Cash used in aircraft financing arrangements	$24,992	$25,095

Payor mix (as a percentage of net transport revenue):
Medicare	25%	26%
Medicaid	9%	9%
Commercial insurance and managed care	57%	56%
Other third-party payors	7%	7%
Self-pay	2%	2%
Net transport revenue	100%	100%

Patient Encounters: We calculate patient encounters as the number of interactions with a patient during a given period for the purpose of providing medical care or assessing a patient’s health. Patient Encounters exclude patients treated during event medical activities that did not result in a transport, or any patient encountered during a disaster response deployment.

Nurse Navigation Encounters: Represents the number of 911 calls that are addressed through our Nurse Navigation offering during a given period. In a typical Nurse Navigation encounter, evidence-based clinical protocols are used to screen a patient’s current condition, providing an appropriate resource to meet the patient’s unique healthcare needs, whether that is dispatching a ride-share to urgent care, an appointment at a Federally Qualified Health Center, or virtual care with a physician on the spot. The five-level screening system ensures patients receive the right resource at the right time, in the right setting to achieve the right outcome at the right cost.

Net Transport Revenue per Ambulance Transport: Net transport revenue per ambulance transport is defined as net transport revenue, which includes fee-for-service patient revenue, in addition to income earned from membership programs and community subsidies, divided by total ambulance transports within a given period.

Emergent Air Transport Requests: We calculate the number of emergent air transport requests as the volume of requests we receive for emergent air transports within a given period, excluding non-emergent air transport requests. Not all transport requests result in a patient transport due to factors such as weather and other uncontrollable cancellations, in addition to staffing availability, maintenance and other controllable cancellations. 37.4% and 37.8% of cancellations of emergent air requests were attributable to weather and other uncontrollable factors for the three months ended March 31, 2026 and 2025, respectively. 17.5% and 17.9% of cancellations of emergent air requests were attributable to staffing availability, maintenance and other controllable factors for the three months ended March 31, 2026 and 2025, respectively.

Weather Cancellation Rate for Emergent Air Transports: Corresponds to the number of cancellations attributable to weather conditions that prohibit an emergent air care team from deploying in response to an emergent air transport request divided by the number of emergent air transport requests within a given period.

Same Market Revenue Growth: For a given period, same market revenue growth is calculated as the revenue growth within our markets that we have operated in for at least 12 consecutive months as of period end, excluding any divested or exited markets.

Net cash capital expenditures: Represents net cash outlay for capital expenditures within a given period, including proceeds from any disposed property, and excluding any capital expenditures associated with financing arrangements.

Cash used in aircraft financing arrangements: Represents cash outlay associated with financing arrangements supporting capital expenditures.

Components of Results of Operations

Revenues

Our revenue is composed of net transport revenue and complementary revenue. Patients are generally billed for services provided, and we receive payments for these services from patients or their third-party payors. Payments for services provided are generally less than billed charges. Net transport revenue includes fee-for-service patient revenue, subsidies and membership revenue. We recognize fee-for-service revenue, net of contractual adjustments and discounts for uninsured patients, at the time transport services are provided. Net transport revenue is dependent upon reimbursement per transport and patient transport volume.

●	Reimbursement per patient transport is driven by amounts we are able to collect from private insurance, Medicare, Medicaid and other governmental fee schedules and reimbursements, and self-pay patients. We respond to calls for medical services without pre-screening third-party payor coverage or creditworthiness of the patient and are subject to collection risk for services provided to insured and uninsured patients.
●	Patient transport revenue is recorded net of provisions for contractual adjustments and discounts for uninsured patients. Both provisions are estimated during the period the related services are performed based on historical collection rates and any known trends or changes in reimbursement rate schedules and payor mix. The provisions are adjusted as required based on actual collections in subsequent periods. Net reimbursement per patient transport is primarily a function of collection rate, payor mix and timely and effective collection efforts. Both the pace of collections and the ultimate collection rate are affected by the overall health of the U.S. economy, which impacts the number of indigent patients and funding for state-run programs, such as Medicaid.

Complementary revenue primarily includes revenue earned from our medical standby, special events and wheelchair transports and revenue from our contract with FEMA and other federal and state agencies to coordinate EMS responses.

Operating Expenses

Our expenses consist primarily of (i) employee wages, benefits and taxes for crews and support personnel, (ii) maintenance, fuel and other direct expenses to provide EMS and non-emergent transportation services, (iii) insurance expenses related to accident and insurance premiums and claims, (iv) other operating expenses, primarily consisting of outside services expense and general and administrative expenses, (v) depreciation and amortization and (vi) acquisition, integration and other charges.

Results of Operations

The following table sets forth the various components of our condensed consolidated statements of operations for the periods indicated.

	Three Months Ended
	March 31,		2026 v.
Statement of Operations Data (in thousands other than percentages):	2026	2025	2025 Change
Net revenue	$1,457,576	$1,367,407	6.6%
Operating expenses:
Employee wages, benefits and taxes	770,006	734,758	4.8%
Maintenance, fuel and other direct expenses	118,620	111,811	6.1%
Insurance expense	42,979	33,652	27.7%
Other operating expenses	228,094	215,806	5.7%
Depreciation and amortization	75,367	75,127	0.3%
Impairment of assets held for sale and other investments	—	14,100	(100.0)%
Acquisition, integration and other charges	3,612	4,301	(16.0)%
Total operating expenses	1,238,678	1,189,555	4.1%
Operating income	218,898	177,852	23.1%
Interest expense, net	83,174	113,685	(26.8)%
Equity in (earnings) losses of unconsolidated affiliates	(463)	(2,302)	(79.9)%
Other (income) loss, net	(6,344)	(922)	588.1%
Net income (loss) before income taxes	142,531	67,391	111.5%
Income tax (benefit) expense	36,195	29,367	23.3%
Net income (loss)	$106,336	$38,024	179.7%

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenue

Total revenue for the three months ended March 31, 2026 was $1,457.6 million compared to $1,367.4 million for the three months ended March 31, 2025. Net transport revenue increased $90.7 million, or 6.8%, to $1,416.9 million for the three months ended March 31, 2026, compared to $1,326.2 million for the same prior year period primarily driven by improved net revenue per transport of 7.9% year-over-year driven by a positive mix shift from non-emergent to emergent transports within ground, and strong underlying air and ground net revenue per transport improvement on a like-for-like basis. Additionally, there was a 1.1% increase in emergent air transport volume due to better weather period-over-period. These factors were partially offset by a 1.1% decrease in total ground transports driven by a reduction in non-emergent transports as part of a deliberate shift in focus towards emergent ground services. Complementary revenue decreased $0.5 million, or 1.2%, to $40.7 million for the three months ended March 31, 2026, compared to $41.2 million due to decreased wheelchair transport volume period-over-period.

Operating Expenses

Employee wages, benefits and taxes. Employee wages, benefits and taxes expense increased $35.2 million, or 4.8% to $770.0 million for the three months ended March 31, 2026, compared to $734.8 million for the same prior year period. The increase period-over-period was primarily driven by merit and other wage adjustments to attract and retain staff of $22.0 million and increased health insurance expense of $8.8 million, driven by premium costs and claims volume year-over-year.

Maintenance, fuel and other direct expenses. Maintenance, fuel and other direct expenses increased $6.8 million, or 6.1%, to $118.6 million for the three months ended March 31, 2026, compared to $111.8 million for the same prior year period. The increase was primarily driven by increased fuel unit costs period-over-period of $2.6 million and by increased cost related to medical supplies of $1.6 million.

Insurance expense. Insurance expense increased $9.3 million, or 27.7%, to $43.0 million for the three months ended March 31, 2026, compared to $33.7 million for the same prior year period, primarily driven by increased professional liability related claims and third-party premium expenses.

Other operating expenses. Other operating expenses increased $12.3 million, or 5.7%, to $228.1 million for the three months ended March 31, 2026, compared to $215.8 million for the same prior year period. Other operating expenses primarily consist of outside services expense and general and administrative expense. Outside services expense increased $1.3 million, or 3.1%, to $43.4 million for the three months ended March 31, 2026, compared to $42.1 million for the same prior year period. General and administrative expense increased $11.0 million, or 6.3%, to $184.7 million for the three months ended March 31, 2026, compared to $173.7 million for the same prior year period, primarily driven by increased systems integration and enhancement expenses of $3.4 million, software licensing and development of $2.5 million and freight of $1.2 million.

Depreciation and amortization. Depreciation and amortization expenses increased $0.3 million, or 0.3%, to $75.4 million for the three months ended March 31, 2026, compared to $75.1 million for the same prior year period. Depreciation expense of property and equipment increased $4.3 million, or 8.4%, to $55.6 million for the three months ended March 31, 2026, compared to $51.3 million for the same prior year period. Depreciation and amortization of finance right-of-use assets decreased $0.5 million, or 12.2%, to $3.6 million for the three months ended March 31, 2026, compared to $4.1 million for the same prior year period. Amortization expense decreased $3.5 million, or 17.8%, to $16.2 million for the three months ended March 31, 2026, compared to $19.7 million for the same prior year period, driven by acceleration of amortization related to a prior period acquisition no longer in operation.

Impairment of assets held for sale and other investments. There was no impairment of assets held for sale or strategic cost investments for the three months ended March 31, 2026. For the three months ended March 31, 2025, impairment charges of $14.1 million were recorded related to a strategic cost investment.

Acquisition, integration and other charges. Acquisition, integration and other charges decreased $0.7 million, or 16.0%, to $3.6 million for the three months ended March 31, 2026, compared to $4.3 million for the same prior year period. The period-over-period decrease was driven by reduced fees associated with previously divested business units.

Interest expense, net. Interest expense, net decreased $30.5 million, or 26.8%, to $83.2 million for the three months ended March 31, 2026, compared to $113.7 million for the same prior year period. The decrease was driven by lower interest rates achieved in conjunction with 2025 debt refinancing transaction, in addition to mark-to-market changes on our interest rate swap agreements.

Other (income) loss, net. Other (income) loss, net increased $5.4 million, or 588.1%, to income of $6.3 million for the three months ended March 31, 2026, compared to income of $0.9 million for the same prior year period. The increase was primarily driven by a $6.9 million gain on the sale of a cost investment during the three months ended March 31, 2026.

Income Tax (benefit) expense. Income tax expense increased $6.8 million, or 23.3%, to an expense of $36.2 million for the three months ended March 31, 2026, compared to an expense of $29.4 million for the same prior year period. Our effective tax rate was 25.4% for the three months ended March 31, 2026, compared to an effective tax rate of 43.6% for the same prior year period. The difference in our effective tax rate is primarily driven by the amount of 2026 net income before income taxes and a current year benefit related to a decrease in the valuation allowance.

Results of Operations

We reported net income of $106.3 million for the three months ended March 31, 2026, compared to net income of $38.0 million for the same prior year period. Operating income for the three months ended March 31, 2026 was $218.9 million, an increase of $41.0 million, or 23.1%, over the same prior year period. The year-over-year increase in net income and operating income was primarily due to $90.2 million of increased net revenues, partially offset by increased operating expenses associated with employee wages, benefits and taxes of $35.2 million, and certain other operating expenses.

Non-GAAP Measures and Reconciliation

We provide non-GAAP financial information to enhance the understanding of our GAAP financial information and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. We believe that providing these non-GAAP measures in addition to the GAAP measures allows management, investors and other users of our financial information to more fully and accurately assess performance. The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be directly comparable to that of other companies.

We define EBITDA as net income (loss) before interest expense, net, income tax provision (benefit), and depreciation and amortization. We define Adjusted EBITDA as EBITDA, as further adjusted to exclude management fees, non-cash stock-based compensation, professional fees and other expenses for non-recurring matters, debt financing fees paid to (received from) third parties and certain other items that we do not consider indicative of our ongoing operating performance. Pursuant to the credit agreements that govern our credit facilities and the indenture that governs our notes, we define Lender Defined Adjusted EBITDA as Adjusted EBITDA, as further adjusted to exclude certain additional non-cash and other adjustment items permitted in calculating covenant compliance under our debt documents.

Management uses EBITDA and Adjusted EBITDA to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, to establish and award discretionary annual incentive compensation, to report compliance with certain covenants in our debt agreements and to compare our performance against that of peer companies using similar measures. Moreover, we present EBITDA and Adjusted EBITDA because we believe that investors consider them to be important supplemental measures of our performance and believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry.

Adjusted EBITDA is an analytical indicator used by management and the healthcare industry to evaluate company performance, allocate resources and measure leverage. Adjusted EBITDA should not be considered in isolation or as an alternative to net income (loss), cash flows from operations, investing or financing activities, or other financial statement data presented in the unaudited condensed consolidated financial statements as indicators of financial performance. Because Adjusted EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies and may not be comparable to similarly titled measures used in debt compliance calculations. Net income (loss) is the financial measure calculated and presented in accordance with GAAP that is most comparable to Adjusted EBITDA, as defined.

Below is a reconciliation of net income (loss) to EBITDA, Adjusted EBITDA, and Lender Defined Adjusted EBITDA for the periods presented:

	Three Months Ended
	March 31,		2026 v.
(in thousands)	2026	2025	2025 Change
Net income (loss)	$106,336	$38,024	179.7%
Interest expense, net	83,174	113,685	(26.8)%
Income tax provision (benefit)	36,195	29,367	23.3%
Depreciation and amortization	75,367	75,127	0.3%
EBITDA	$301,072	$256,203	17.5%
Management fees(1)	2,977	2,705	10.1%
Stock-based compensation(2)	(91)	2,605	(103.5)%
Professional fees and other expenses for non-recurring matters(3)	6,911	4,554	51.8%
Debt refinancing fees paid to (received from) third parties(4)	320	383	(16.4)%
Impairment of assets held for sale and other investments(5)	—	14,100	(100.0)%
(Gain) loss on divestiture of businesses(6)	—	(1,422)	(100.0)%
Realized and unrealized (gain) loss, net(7)	(5,674)	1,235	(559.4)%
Equity method investment (income) loss(8)	(463)	(2,302)	(79.9)%
Adjusted EBITDA	$305,052	$278,061	9.7%
Loss (gain) on disposal of assets (non-cash)(9)	1,076	4,105	(73.8)%
Membership adjustment(10)	2,766	817	238.6%
Newly opened locations(11)	3,488	2,960	17.8%
Lender Defined Adjusted EBITDA	$312,382	$285,943	9.2%

(1)	Represents management/director fees paid to directors and KKR in connection with the ownership and financial management of the Company and procurement diagnostics and operational support provided by KKR and its affiliates, including under the Monitoring Agreement (as defined in the IPO Prospectus). The Monitoring Agreement was terminated upon completion of the IPO.
(2)	Represents the stock compensation expense associated with the vesting of stock options and other equity awards, as well as the estimate of achievement of the cash-settled performance stock units as discussed in Note 14 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
(3)	Represents fees and expenses incurred in connection with certain business combinations and divestitures, as well as other fees and expenses incurred in connection with distinct transactions and matters unrelated to our normal and continued business operations, as further described below:

	Three Months Ended March 31,
(in thousands)	2026	2025
Acquisition and divestiture fees paid to (received from) third parties(i)	1,406	2,014
Executive management severance fees(ii)	1,202	782
Legal settlements and government affairs(iii)	1,007	854
Other(iv)	3,296	904
Total professional fees and other expenses for non-recurring matters	$6,911	$4,554

(i)	Represents fees incurred in connection with potential and completed business combinations and divestitures of certain asset groups. These costs primarily represent diligence costs, transaction costs, and integration costs, and consist primarily of third party financial advisory, legal, and consulting fees. Such costs are specific to acquisition and divestiture activity that would not have otherwise been incurred in connection with our ordinary course business operations.

(ii)	Fees incurred in the three months ended March 31, 2026 and 2025 primarily related to severance costs in connection with our targeted market exit strategies executed during such periods, in each case, to optimize our cost structure and enhance our operating effectiveness. These activities were undertaken to meet specific business objectives. In addition, these amounts represent discrete costs outside the ordinary course of business that are distinct from normal, recurring operating expenses.
(iii)	For the periods presented, amounts primarily relate to certain regulatory initiatives in California that are non-routine and not expected to continue.
(iv)	Represents other third-party fees and expenses incurred in connection with distinct transactions and matters unrelated to our normal and continued business operations, including major system implementation and enhancements relating to the integration of our timekeeping and electronic patient care charting systems.
(4)	Represents fees associated with our long-term debt refinancing consummated during fiscal year 2025, which primarily consisted of fees incurred for third party legal, accounting and tax consulting in connection with the debt refinancing.
(5)	Impairment of assets held for sale and other investments includes impairment charges of $14.1 million related to a strategic cost investment for the three months ended March 31, 2025. There was no impairment on assets held for sale or strategic cost investments for the three months ended March 31, 2026.
(6)	(Gain) loss on divestiture of businesses for the three months ended March 31, 2025 was $1.4 million related to net working capital finalization for the divestiture of our coordinated care business. For the three months ended March 31, 2026, there was no (gain) loss on divestiture of businesses recorded.
(7)	Realized and unrealized (gain) loss, net represents changes in the fair value of equity securities for the three months ended March 31, 2026 and 2025. Additionally, during the three months ended March 31, 2026, a certain cost method investment was sold for a (gain) of ($6.9) million.
(8)	We use the equity method of accounting to recognize our proportionate share of net income (loss) generated by our noncontrolling interest in Banner health system emergency air joint venture in Arizona.
(9)	Represents non-cash losses associated with the disposal of non-core, non-revenue generating assets and aircraft, including vehicles and other assets.
(10)	Membership program revenue and expenses are recorded over the estimated duration for each membership for GAAP purposes. This item represents an adjustment to reflect membership program revenue and expenses on a cash basis.
(11)	The amount of any loss attributable to a new plant, facility or base until the date that is 24 months after the date of commencement of construction or the date of acquisition, may be added back to EBITDA. As such, the amount represents any losses incurred in the months preparing and opening the new base, and any losses incurred in the 24 months subsequent to the base opening.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents totaling $426.1 million. As of March 31, 2026, the maximum amount available under the A&R ABL Facility (as defined below) was $800.0 million, with $108.4 million of letters of credit outstanding, which impact the available credit under the A&R ABL Facility and a maximum amount available to draw under the A&R ABL Facility of $691.6 million. These letters of credit primarily secure the obligations of AMR’s operations and the Company’s captive insurance program. As of March 31, 2026, we had $372.5 million purchase commitments for aircraft, of which $175.7 million were scheduled to be payable during the year ending December 31, 2026.

Liquidity Arrangements

Our primary source of liquidity is cash flows provided by operating activities of our subsidiaries. The Company and its subsidiaries also have the ability to use the A&R ABL Facility to supplement cash flows provided by operating activities, for strategic or operating reasons. Our primary liquidity requirements are to reduce our debt, to fund potential acquisitions and for other general corporate purposes. Our significant uses of cash and capital funding needs are capital expenditures, including purchases of new aircraft and vehicles, acquisitions, working capital, operating expenses and amounts due on our debt obligations.

For all other financial instruments including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, insurance collateral, capital lease obligations, and other long-term liabilities, the carrying amounts approximate fair value due to the short maturity of those instruments.

We expect operating cash flows and borrowings under the A&R ABL Facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our long-term debt, in the next twelve months. We expect to use cash provided by operations in excess of amounts needed for capital expenditures and required debt repayments to reduce our debt, to fund potential acquisitions or for other general corporate purposes. Our ability to meet future working capital, capital expenditure and debt service requirements will depend on our future financial performance, which will be affected by a range of economic, competitive and business factors, particularly interest rates and changes in our industry and general economic factors, many of which are outside of our control. Additionally, we will continue to monitor the capital markets, including equity capital markets, for additional sources of liquidity and fundraising opportunities across the capital structure.

Indebtedness

Long-term borrowings as of the dates shown consisted of the following:

	March 31,	December 31,
	2026	2025
(in thousands)
2032 First Lien Term Loan (as defined below)	$3,591,000	$3,600,000
2032 Secured Notes (as defined below)	1,000,000	1,000,000
A&R ABL Facility(1)	—	—
Other long-term debt, including promissory notes related to aircraft purchases	501,077	503,886
Finance leases	101,064	96,767
Total long-term debt (inclusive of finance lease obligations)	$5,193,141	$5,200,653

(1)	Excludes $108.4 million of letters of credit outstanding as of March 31, 2026.

We were in compliance with all applicable financial covenants as of March 31, 2026.

2032 First Lien Term Loan

On September 19, 2025, in connection with the 2025 Refinancing (as defined in the IPO Prospectus), Global Medical Response, Inc., a wholly-owned subsidiary of the Company (“GMR, Inc.”), entered into the A&R First Lien Credit Agreement and borrowed first lien term loans (the “2032 First Lien Term Loans”) in an aggregate principal amount of $3,600 million thereunder. The 2032 First Lien Term Loan will mature on October 1, 2032.

Borrowings of 2032 First Lien Term Loans under the A&R First Lien Credit Agreement bear interest at a rate per annum equal to, at GMR, Inc.’s option, (a) the forward-looking term SOFR rate published by CME Group Benchmark Administration Limited for the interest period relevant to such borrowing (“Term SOFR”) plus an additional margin equal to 3.50% or (b) a base rate (the “Base Rate”) determined by reference to the highest of (1) the prime lending rate, (2) the federal funds effective rate plus 0.50% and (3) Term SOFR for a one-month interest period plus 1.00%, in each case, plus an additional margin equal to 2.50%, in each case of clauses (a) and (b) above, subject to a 0.25% reduction following achievement of a public corporate family rating by Moody’s equal to or higher than B1.

Interest payments under the 2032 First Lien Term Loan are due (i) for loans bearing interest determined by reference to Term SOFR, on the last day of the applicable interest period and, in the case of an interest period in excess of three months, on each date occurring at three-month intervals after the first day of such interest period and (ii) for loans bearing interest based on the Base Rate, quarterly. Additionally, a payment of a principal amount of 2032 First Lien Term Loan equal to the aggregate outstanding principal amount of the initial borrowing multiplied by 0.25% is required quarterly, commencing March 31, 2026.

A&R ABL Facility

On September 19, 2025, GMR, Inc. entered into the Third A&R ABL Credit Agreement with a syndicate of lenders and Bank of America, N.A. as administrative agent and collateral agent, that provides for a credit facility (the “A&R ABL Facility”) of up to $800.0 million. The A&R ABL Facility will mature on September 19, 2030.

The A&R ABL Facility is subject to customary borrowing base limitations and is reduced by loans and letter of credit utilization. The borrowing base available to GMR, Inc. under the terms of the A&R ABL Facility is a function of eligible receivables of GMR, Inc. Borrowings of loans under the A&R ABL Facility bear interest at a rate per annum equal to, at GMR, Inc.’s option, (a) Term SOFR plus an additional margin that ranges from 1.75% to 1.25% based on average excess liquidity or (b) the Base Rate plus an additional margin that ranges from 0.75% to 0.25% based on average excess liquidity. Interest payments for loans under the A&R ABL Facility are due (i) for loans bearing interest determined by reference to Term SOFR, on the last day of the applicable interest period and, in the case of an interest period in excess of three months, on each date occurring at three-month intervals after the first day of such interest period and (ii) for loans bearing interest based on the Base Rate, quarterly. GMR, Inc. is also required to pay a commitment fee of 0.375% per annum in respect of any unutilized commitments, which fee is reduced to 0.25% if the average daily used portion of the A&R ABL Facility exceeds 50%. Under the Third A&R ABL Credit Agreement, if excess liquidity is less than the greater of (i) $49.0 million and (ii) 10.0% of the lesser of (x) the aggregate commitments and (y) the then applicable borrowing base, GMR, Inc. must maintain a minimum fixed charge coverage ratio of 1.0:1.0 until such thresholds are exceeded for 20 consecutive calendar days.

2032 Secured Notes

On September 19, 2025, in connection with the 2025 Refinancing, GMR, Inc. issued $1,000 million aggregate principal amount of 7.375% senior secured notes due 2032 (the “2032 Secured Notes”). The 2032 Secured Notes bear interest payable semi-annually in arrears on October 1 and April 1 of each year, commencing April 1, 2026. The 2032 Secured Notes will mature on October 1, 2032.

Historical Cash Flow Information

The following summarizes our primary sources (uses) of cash in the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash flows provided by (used in) operating activities	$128,743	$189,343
Cash flows provided by (used in) investing activities	(51,458)	(48,416)
Cash flows provided by (used in) financing activities	(264,820)	(29,079)
Total	$(187,535)	$111,848

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Operating activities. Cash provided by operating activities decreased $60.6 million to $128.7 million for the three months ended March 31, 2026, compared to $189.3 million for the same prior year period. The decrease in operating cash flow was primarily driven by timing of interest payments and employee retention bonus payments during the three months ended March 31, 2026.

Investing activities. Cash used in investing activities increased $3.1 million to $51.5 million for the three months ended March 31, 2026, compared to $48.4 million for the same prior year period. The increase was primarily driven by increased purchases of property and equipment during the three months ended March 31, 2026 and proceeds from divestitures received in the prior year, partially offset by the sale of a cost investment during 2026.

Financing activities. Cash used in financing activities increased $235.7 million to $264.8 million for the three months ended March 31, 2026, compared to $29.1 million for the same prior year period. The increase was primarily driven by the redemption of Series B Preferred Stock of $250.0 million during 2026.

Contractual Obligations and Other Commitments

As of March 31, 2026, there have been no significant changes to our contractual obligations and other commitments as disclosed in the IPO Prospectus, other than as described elsewhere in this Form 10-Q and other payments made in the ordinary course of business.

Off-Balance Sheet Arrangements

We do not have any off-balance-sheet arrangements not reflected in our financial statements and footnotes.

We provide indemnification provisions in certain of our agreements with customers and our leases of real estate in the ordinary course of our business. With respect to customer agreements, these provisions may obligate us to indemnify and hold harmless the customer against losses, expenses, liabilities, and damages that are awarded against the customer in the event our operations cause certain losses, including as a result of medical malpractice and environmental issues.

Tax Receivable Agreement

Following the IPO, we expect to utilize certain pre-IPO tax assets (including federal, state and local net operating losses, deferred interest deductions, tax basis in amortizable or depreciable assets, and certain deductible expenses attributable to the transactions related to the IPO) that arose prior to or in connection with the IPO, which tax benefits are expected to reduce our future tax payments.

In connection with the IPO, we entered into a Tax Receivable Agreement with the TRA parties that will provide for the payment by the Company to such TRA parties of 85% of the benefits, if any, that the Company or our subsidiaries actually realize, or are deemed to realize (calculated using certain assumptions), as a result of savings in U.S. federal, state and local income taxes attributable to the Company’s and our subsidiaries’ utilization of the Pre-IPO Tax Benefits. Under the terms of the Tax Receivable Agreement, the TRA parties’ entitlements to payments will take into account their holdings of warrants. In addition, if any members of management holding outstanding equity awards that had the opportunity to elect to participate in the Tax Receivable Agreement in connection with the IPO (each, a “Management TRA party”) elects to participate, he or she will receive up to their allocated share of 6% of any such payments to the extent made pursuant to the Tax Receivable Agreement. To the extent a member of management elects not to participate, such member’s allocation will be reallocated to all Management TRA parties. Each of our Named Executive Officers (as defined in the IPO Prospectus) is eligible to participate in the Tax Receivable Agreement as a Management TRA party and each of our Named Executive Officers, other than Nick Loporcaro, is eligible to participate in the Tax Receivable Agreement as a pre-IPO holder of our common stock. As disclosed in the IPO Prospectus, the estimated portion of payments under the Tax Receivable Agreement that each Named Executive Officer would be entitled to receive, assuming that all eligible TRA parties elect to participate in the Tax Receivable Agreement, are as follows: for Nick Loporcaro, 0.35%, representing approximately $1.64 million and $1.82 million of the expected future payments under the Tax Receivable Agreement; for Brian Tierney, 0.21%, representing approximately $1.01 million and $1.12 million of the expected future payments under the Tax Receivable Agreement; for Edward Van Horne, 0.23%, representing approximately $1.09 million and $1.21 million of the expected future payments under the Tax Receivable Agreement; for Thomas Cook, 0.27%, representing approximately $1.29 million and $1.43 million of the expected future payments under the Tax Receivable Agreement; and

for Lisa Jacoba, 0.16%, representing approximately $0.77 million and $0.85 million of the expected future payments under the Tax Receivable Agreement. The Pre-IPO Tax Benefits may reduce the amount of tax that the Company would otherwise be required to pay in the future.  Actual tax benefits realized by the Company and our subsidiaries may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligation under the Tax Receivable Agreement is an obligation of the Company and not of our subsidiaries. The Company expects to benefit from the remaining 15% of cash tax benefits, if any, it realizes from the Pre-IPO Tax Benefits.

For purposes of the Tax Receivable Agreement, the cash tax benefits will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had we not been able to utilize the Pre-IPO Tax Benefits. The terms of the Tax Receivable Agreement will continue until all Pre-IPO Tax Benefits have been utilized (or deemed utilized) or expired. Payments under the Tax Receivable Agreement do not accelerate and become due and payable upon a change of control or material breach, and there is no right of the Company to terminate the Tax Receivable Agreement early. As a result, except due to the use of an assumed weighted-average state and local income tax rate or in the case of a change of control, material breach, or certain events, in which case certain valuation assumptions apply as discussed below, the requirement to make payments under the Tax Receivable Agreement is triggered by the actual realization of savings in U.S. federal, state and local income taxes attributable to the Company’s and our subsidiaries’ utilization of the Pre-IPO Tax Benefits. However, actual tax benefits realized by the Company and our subsidiaries may differ from tax benefits used to determine payments under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The actual and hypothetical tax liabilities determined in the Tax Receivable Agreement will be calculated using the actual U.S. federal income tax rate in effect for the applicable period and an assumed, weighted-average state and local income tax rate based on apportionment factors for the applicable period (along with the use of certain other assumptions). Payments under the Tax Receivable Agreement are based in part on the tax savings that the Company and its subsidiaries are deemed to realize as a result of the use of the assumed weighted-average state and local income tax rate, which may differ from the actual state and local income tax rate. In the event of certain changes of control, certain material breaches of the Tax Receivable Agreement by the Company, or an insolvency event, the calculation of certain future payments made under the Tax Receivable Agreement will utilize certain valuation assumptions, including that the Company will have sufficient taxable income to fully utilize Pre-IPO Tax Benefits. As a result, even though payments under the Tax Receivable Agreement do not accelerate and become due and payable in these situations, the Company could be required to make payments under the Tax Receivable Agreement that are greater than the specified percentage of the actual cash tax benefits that we realize in respect of the Pre-IPO Tax Benefits, or that are prior to the actual realization, if any, of such future tax benefits.  Estimating the amount of payments that may be made under the Tax Receivable Agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors.

We expect that the payments that we may make under the Tax Receivable Agreement will be material. See “Certain Relationships and Related Person Transactions — Tax Receivable Agreement” in the IPO Prospectus.

Critical Accounting Policies and Estimates

In preparing our unaudited condensed consolidated financial statements in conformity with GAAP, we must use estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures and the reported amounts of revenue and expenses. In general, our estimates are based on historical experience and various other assumptions we believe are reasonable under the circumstances. We evaluate our estimates on an ongoing basis and make changes to the estimates and related disclosures as experience develops or new information becomes known. Actual results could differ from those estimates.

We consider our critical accounting policies and estimates to be those that involve significant judgments and uncertainties and may potentially result in material different results under different assumptions and conditions. There have been no material changes to our critical accounting policies and estimates from those disclosed in the IPO Prospectus which is hereby incorporated by reference.

Recent Accounting Pronouncements

Refer to Note 2 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt and interest rate swaps to manage our exposures to changes in interest rates. Our variable rate debt instruments are primarily indexed to SOFR. Interest rate changes would result in gains or losses in market value of our fixed rate debt portfolio due to differences in market interest rate and the rates at the inception of the debt agreements. Based upon our indebtedness at March 31, 2026, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $36.4 million annually.

Our cost of operations is affected by changes in the price and availability of fuel. The average cost of aircraft fuel per gallon for the three months ended March 31, 2026 increased 7.3% compared to the same prior three month period. The average cost of vehicle fuel per transport for the three months ended March 31, 2026 increased 9.4% compared to the same prior three month period. Patient transport volume for our operations can vary due to weather conditions and other factors. Therefore, the impact of a change in fuel cost based on current period volume is not necessarily indicative of the impact on subsequent years.

A 10% change in the fuel commodity price would impact our net earnings and cash flow by approximately $14.5 million annually.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this Part II, Item 1 can be found under Note 16, “Legal Matters” to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the IPO Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Initial Public Offering

On May 14, 2026, we completed our IPO, in which we issued and sold 31,914,893 shares of our Class A common stock, par value $0.0001 per share, at an initial public offering price of $15.00 per share. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-295169), as amended, which was declared effective by the SEC on May 12, 2026. The Company received net proceeds of $454.8 million for the Class A common stock, after deducting underwriting discounts and commissions of $23.9 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates, except KKR Capital Markets LLC, an affiliate of KKR Stockholder (as defined below), acted as an underwriter of the IPO and received a portion of the underwriting discounts. J.P. Morgan Securities LLC acted as the representative of the underwriters in the offering. Pursuant to the underwriting agreement entered into in connection with the IPO, the underwriters have an option, exercisable for 30 days from May 12, 2026 (i.e., by June 11, 2026), to purchase up to an additional 4,787,233 shares to cover over-allotments, if any, at the IPO price, less underwriting discounts and commissions. If the underwriters’ option is not exercised, the offering will terminate at the end of the day on June 11, 2026.

We used $299.5 million of the net proceeds from the IPO to redeem the outstanding shares of Series B Preferred Stock that are not subject to the Preferred Exchange (as defined below), and with the remaining net proceeds, together with the net proceeds from the Private Placement Warrants (as defined below) and cash on hand, to repay $670.0 million of outstanding borrowings under the 2032 First Lien Term Loan and for general corporate purposes, as further discussed in Note 20, “Subsequent Events” to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

The 2032 First Lien Term Loan matures on October 1, 2032. Borrowings of 2032 First Lien Term Loan bear interest at a rate per annum equal to, at GMR, Inc.’s option, (a) a rate determined by reference to Term SOFR (as defined in “Description of Certain Indebtedness” of the IPO Prospectus) plus an additional margin equal to 3.50% or (b) a Base Rate (as defined in “Description of Certain Indebtedness” of the IPO Prospectus) determined by reference to the highest of (1) the prime lending rate, (2) the federal funds effective rate plus 0.50% and (3) Term SOFR for a one-month interest period plus 1.00%, in each case, plus an additional margin equal to 2.50%, in each case of clauses (a) and (b) above, subject to a 0.25% reduction following achievement of a public corporate family rating by Moody’s equal to or higher than B1. Interest payments under the 2032 First Lien Term Loan are due (i) for loans bearing interest determined by reference to Term SOFR, on the last day of the applicable interest period and, in the case of an interest period in excess of three months, on each date occurring at three-month intervals after the first day of such interest period and (ii) for loans bearing interest based on the Base Rate, quarterly. In September 2025, the proceeds from the 2032 First Lien Term Loan were used, together with the proceeds from the 2032 Secured Notes, to (i) redeem all of the aggregate principal amount of then-outstanding Senior Secured PIK Notes due October 2028 and 6.500% senior notes due October 2025, (ii) repay in full borrowings outstanding under the then-outstanding first lien senior secured term loan due October 2028, (iii) redeem a portion of outstanding shares of Series B Preferred Stock and (iv) pay fees, premium and expenses in connection with the foregoing.

In connection with the IPO, the Company issued unregistered equity securities pursuant to an exemption provided under Section 4(a)(2) of the Securities Act as follows:

Exchange and/or Redemption of the Company’s Outstanding Series B Preferred Stock and Warrants

On May 12, 2026, the Company exchanged outstanding shares of Series B Preferred Stock held by KKR GMR Consolidated Aggregator LLC (“KKR Stockholder”), an investment entity owned by investment funds and vehicles managed or sponsored by one or more subsidiaries of KKR & Co. Inc. and its subsidiaries and its affiliates, for 12,381,051 warrants to purchase Class A common stock (the “Preferred Exchange”) at an exercise price of $0.01 per share.

On May 12, 2026, the Company exchanged warrants exercisable for 7,103,474 shares of Class A common stock, at an exercise price of $0.01 per share, and held by certain investment funds managed or advised by HPS Investment Partners, LLC or its controlled affiliates for warrants exercisable for the same number of shares of Class B common stock, at an exercise price of $0.01 per share.

Sale of Private Placement Warrants

On May 15, 2026, the Company issued approximately 33.3 million warrants in a private placement transaction (the “Private Placement Warrants”) to purchase Class A common stock and/or Class B common stock with an exercise price of $0.01 per share, for total consideration of $500.0 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Plans

During the quarter ended March 31, 2026, no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Officer Appointment

Effective May 28, 2026 (the “Effective Date”), the Company appointed Jessica Hall as its Chief Accounting Officer. Ms. Hall will also serve as the Company’s principal accounting officer for purposes of the Exchange Act.

Ms. Hall, 46, has served as our SVP, Controller since June 2018 and Vice President, Corporate Controller from March 2018 to June 2018. From October 2013 to March 2018, she served in the accounting function at Envision Healthcare, most recently serving as Vice President, Corporate Controller. Prior to that, Ms. Hall took on roles of increasing responsibility at KPMG from September 2001 through October 2013, ultimately serving as Senior Manager, Audit & Risk Advisory Services. Ms. Hall is a Certified Public Accountant.

There are no arrangements or understandings between Ms. Hall and any other person pursuant to which she was appointed as the Company’s Chief Accounting Officer. Ms. Hall does not have any family relationship with any director or other executive officer of the Company, and there are no transactions in which Ms. Hall has an interest requiring disclosure under Item 404(a) of Regulation S-K under the Exchange Act.

In conjunction with Ms. Hall assuming the Exchange Act role of principal accounting officer, Brian Tierney is no longer serving as the Company’s principal accounting officer as of the Effective Date. Mr. Tierney will continue in his role as the Company’s Chief Financial Officer and principal financial officer for purposes of the Exchange Act.

Item 6. Exhibits

		Incorporation by Reference
Exhibit No.	Description of Exhibits	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of GMR Solutions Inc.	8-K	3.1	May 18, 2026

3.2	Second Amended and Restated Bylaws of GMR Solutions Inc.	8-K	3.2	May 18, 2026

4.1	Form of 2026 Warrant to Purchase Shares of Class A Common Stock of the Registrant.	S-1/A	4.5	May 4, 2026

4.2	Form of 2026 Warrant to Purchase Shares of Class B Common Stock of the Registrant.	S-1/A	4.6	May 4, 2026

4.3	Amended and Restated Registration Rights Agreement, dated as of May 12, 2026, by and among GMR Solutions Inc. and each of the other persons from time to time party thereto.	8-K	4.1	May 18, 2026

10.1	Tax Receivable Agreement, dated as of May 14, 2026, by and among GMR Solutions Inc. and each of the other persons from time to time party thereto.	8-K	10.1	May 18, 2026

10.2	Amended and Restated Stockholders’ Agreement, dated as of May 12, 2026, by and among GMR Solutions Inc. and the stockholders party thereto.	8-K	10.2	May 18, 2026

10.3	Private Placement Investment Agreement, dated as of May 12, 2026, by and among GMR Solutions Inc., Pegasus Aggregator Holdco LLC, each of the Ares Investors party thereto and SIP V GMR Holdings II, L.P.	8-K	10.3	May 18, 2026

10.4	Exchange Agreement, dated as of May 12, 2026, by and between GMR Solutions Inc. and KKR Aggregator Holdco LLC.	8-K	10.4	May 18, 2026

10.5†	GMR Solutions Inc. 2026 Equity Incentive Plan.	S-8	4.4	May 13, 2026

10.6†	Form of Director Restricted Stock Unit Agreement under the 2026 Equity Incentive Plan.	S-1/A	10.22	May 4, 2026

10.7†	Form of Employee Restricted Stock Unit Agreement under the 2026 Equity Incentive Plan.	S-1/A	10.23	May 4, 2026

10.8†	Form of Option Agreement under the 2026 Equity Incentive Plan.	S-1/A	10.24	May 4, 2026

10.9†	GMR Solutions Inc. Non-Employee Director Deferral Plan	S-1/A	10.25	April 28, 2026

10.10†	GMR Solutions Inc. 2026 Employee Stock Purchase Plan.	S-8	4.5	May 13, 2026

10.11	Form of Indemnification Agreement	S-1/A	10.43	April 28, 2026

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Part III - SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 2, 2026	GMR Solutions Inc.

/s/ Nicola (Nick) Loporcaro
	Name:	Nicola (Nick) Loporcaro
	Title:	Chairman of the Board of Directors and Chief Executive Officer (Authorized Signatory)

Date: June 2, 2026	/s/ Brian Tierney
	Name:	Brian Tierney
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)