Form 10-Q
period 2026-06-30
GMR Solutions Inc.
filed 2026-08-12
CIK 1898718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2026, there were 54,021,711 shares of Class A common stock, par value $0.0001 per share, and no shares of Class B common stock, par value $0.0001 per share, of GMR Solutions Inc. issued and outstanding.

GMR SOLUTIONS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

GMR Solutions Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and par value amounts)

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$420,001	$609,349
Insurance collateral	76,755	78,608
Accounts receivable, net	1,166,369	1,094,814
Spare parts, medical supplies and fuel	127,819	115,725
Prepaid expenses	84,663	105,014
Other current assets	147,372	128,571
Total current assets	2,022,979	2,132,081
Property and equipment, net of accumulated depreciation of $1,303,633 and $1,223,603 at June 30, 2026 and December 31, 2025, respectively	1,411,068	1,361,278
Operating right-of-use assets	216,206	203,258
Finance right-of-use assets	84,239	85,030
Intangible assets, net	1,171,914	1,204,237
Goodwill	2,180,581	2,180,581
Other assets	342,271	315,580
Total assets	$7,429,258	$7,482,045
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	64,054	60,047
Accrued wages, benefits and taxes	277,499	339,710
Accrued interest	24,648	75,655
Other accrued liabilities	408,742	363,160
Current portion of lease obligations	79,672	78,717
Current portion of long-term debt	151,231	147,140
Total current liabilities	1,005,846	1,064,429
Operating lease obligations	182,105	171,880
Finance lease obligations	75,578	74,943
Long-term debt	4,266,377	4,898,769
Deferred income taxes	209,129	209,067
Tax receivable agreement liability	468,414	—
Insurance reserves	332,839	312,069
Other long-term liabilities	99,707	101,593
Total liabilities	6,639,995	6,832,750
Commitments and contingencies
Mezzanine equity:
Redeemable preferred stock	—	445,140
Total mezzanine equity	—	445,140
Stockholders' equity:
Class A Common stock, $0.0001 par value, 1,200,000,000 and 200,000,000 shares authorized, 54,021,711 and 22,096,835 shares issued and 54,021,711 and 21,675,837 outstanding, respectively, as of June 30, 2026 and December 31, 2025	5	2
Class B Common stock, $0.0001 par value, 300,000,000 and no shares authorized and no shares issued or outstanding, respectively, as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	963,270	456,466
Retained earnings (deficit)	(181,434)	(259,492)
Accumulated other comprehensive income (loss)	7,422	7,179
Total stockholders' equity (deficit)	789,263	204,155
Total liabilities, mezzanine equity and stockholders' equity	$7,429,258	$7,482,045

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GMR Solutions Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$1,490,286	$1,442,011	$2,947,862	$2,809,418
Operating expenses:
Employee wages, benefits and taxes	924,522	742,617	1,694,528	1,477,375
Maintenance, fuel and other direct expenses	136,417	112,617	255,037	224,428
Insurance expense	50,877	51,301	93,856	84,953
Other operating expenses	231,900	220,908	459,994	436,714
Depreciation and amortization	76,956	72,507	152,323	147,634
Impairment of assets held for sale and other investments	—	—	—	14,100
Acquisition, integration and other charges	12,925	1,055	16,537	5,356
Total operating expenses	1,433,597	1,201,005	2,672,275	2,390,560
Operating income	56,689	241,006	275,587	418,858
Interest expense, net	76,848	108,516	160,022	222,201
Equity in (earnings) losses of unconsolidated affiliates	(436)	(272)	(899)	(2,574)
Other (income) loss, net	(425)	10,468	(6,769)	9,546
Net income (loss) before income taxes	(19,298)	122,294	123,233	189,685
Income tax (benefit) expense	8,980	41,533	45,175	70,900
Net income (loss)	$(28,278)	$80,761	$78,058	$118,785

Net income (loss) available to common stockholders per share:
Basic	$(1.84)	$0.87	$(1.35)	$0.84
Diluted	$(1.84)	$0.27	$(1.35)	$0.26

Weighted-average common shares outstanding:
Basic	62,678,438	45,554,662	54,304,118	45,552,980
Diluted	62,678,438	148,265,105	54,304,118	148,084,828

Comprehensive income (loss):
Net income (loss)	(28,278)	80,761	78,058	118,785
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments	837	371	313	839
Deferred income tax benefit (expense), net	(186)	(82)	(70)	(186)
Total other comprehensive income (loss), net of income tax	651	289	243	653
Comprehensive income (loss)	$(27,627)	$81,050	$78,301	$119,438

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GMR Solutions Inc.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts, unaudited)

					Accumulated		Redeemable
	Class A		Additional		Other	Total	Preferred
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'	Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Shares	Amount
Balance at December 31, 2024	21,675,837	$2	$648,761	$(465,719)	$4,951	$187,995	962,632	$777,388
Stock-based compensation expense	—	—	520	—	—	520	—	—
Issuance of shares under stock award plan, net of shares withheld for cash taxes paid	148,750	—	498	—	—	498	—	—
Net income (loss)	—	—	—	38,024	—	38,024	—	—
Other comprehensive income (loss), net of tax benefit (expense) of ($0.1) million	—	—	—	—	364	364	—	—
Balance at March 31, 2025	21,824,587	$2	$649,779	$(427,695)	$5,315	$227,401	962,632	$777,388
Stock-based compensation expense	—	—	902	—	—	902	—	—
Repurchase of common stock	(10,533)	—	(86)	—	—	(86)	—	—
Issuance of shares under stock award plan, net of shares withheld for cash taxes paid	—	—	1	—	—	1	—	—
Net income (loss)	—	—	—	80,761	—	80,761	—	—
Other comprehensive income (loss), net of tax benefit (expense) of ($0.1) million	—	—	—	—	289	289	—	—
Balance at June 30, 2025	21,814,054	$2	$650,596	$(346,934)	$5,604	$309,268	962,632	$777,388

Balance at December 31, 2025	22,096,835	$2	$456,466	$(259,492)	$7,179	$204,155	551,212	$445,140
Redemption of redeemable preferred stock	—	—	(97,323)	—	—	(97,323)	(189,050)	(152,671)
Stock-based compensation expense	—	—	(91)	—	—	(91)	—	—
Net income (loss)	—	—	—	106,336	—	106,336	—	—
Other comprehensive income (loss), net of tax benefit (expense) of $0.1 million	—	—	—	—	(408)	(408)	—	—
Balance at March 31, 2026	22,096,835	$2	$359,052	$(153,156)	$6,771	$212,669	362,162	$292,469
Redemption of redeemable preferred stock	—	—	(192,548)	—	—	(192,548)	(362,162)	(292,469)
Stock-based compensation expense	—	—	132,602	—	—	132,602	—	—
Issuance of shares under stock award plan, net of shares withheld for cash taxes paid	9,983	—	72	—	—	72	—	—
Issuance of warrants to purchase common stock	—	—	685,716	—	—	685,716	—	—
Issuance of common stock on initial public offering, net of underwriting discounts and commissions, and offering-related expenses of $31.9 million.	31,914,893	3	446,789	—	—	446,792	—	—
Execution of tax receivable agreement	—	—	(468,413)	—	—	(468,413)	—	—
Net income (loss)	—	—	—	(28,278)	—	(28,278)	—	—
Other comprehensive income (loss), net of tax benefit (expense) of ($0.2) million	—	—	—	—	651	651	—	—
Balance at June 30, 2026	54,021,711	$5	$963,270	$(181,434)	$7,422	$789,263	—	$—

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GMR Solutions Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$78,058	$118,785
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	152,323	147,634
Amortization of deferred financing costs and debt discount	4,777	8,188
Paid-in-kind interest on long-term debt	—	15,579
Impairment of assets held for sale and other investments	—	14,100
(Gain) loss on divestiture of businesses	—	3,837
Stock-based compensation expense	132,511	1,422
Liability classified stock awards	—	4,169
Loss (gain) on disposal of property and equipment	1,855	5,290
Unrealized loss (gain) on marketable equity securities	873	784
Deferred income taxes	(8)	(4)
Other, net	(7,800)	3,645
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	(71,555)	(54,923)
Accounts payable	4,007	8,923
Accrued wages, benefits and taxes	(62,806)	(20,553)
Accrued interest	(51,007)	27,138
Accrued liabilities	43,952	(60,027)
Other assets and liabilities, net	(7,854)	(5,314)
Net cash provided by (used in) operating activities	217,326	218,673

Cash flows from investing activities:
Proceeds from divestiture of businesses	—	2,819
Proceeds from asset disposals related to sales and insurance recoveries	1,323	633
Purchases of property and equipment	(137,989)	(111,600)
Net change in investments held as insurance collateral	(572)	(1,857)
Purchases of marketable securities	(64,563)	(20,300)
Sales and maturities of marketable securities	60,678	25,956
Other investing activities, net	14,675	(3,347)
Net cash provided by (used in) investing activities	(126,448)	(107,696)

Cash flows from financing activities:
Payments on finance lease obligations	(6,401)	(7,473)
Principal payments on long-term debt	(750,351)	(76,100)
Proceeds from issuance of long-term debt	73,037	77,026
Issuance of common stock, net	446,904	—
Repurchase of common stock	—	(86)
Issuance of warrants to purchase common stock	500,000	—
(Redemption) issuance of redeemable preferred stock	(549,402)	—
Proceeds from issuance of shares under stock award plan, net of cash taxes paid	72	499
Net cash provided by (used in) financing activities	(286,141)	(6,134)
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(195,263)	104,843
Cash and cash equivalents, beginning of period (including restricted cash and restricted cash equivalents of $14.8 million and $16.6 million, respectively)	624,229	368,902
Cash and cash equivalents, end of period (including restricted cash and restricted cash equivalents of $9.0 million and $11.3 million, respectively)	$428,966	$473,745

Supplemental disclosure of cash flow information
Equipment (primarily aircraft) additions financed with the issuance of debt	$44,724	$20,491
Cash paid (received) during the period for:
Interest	$228,885	$170,557
Income taxes, net of refunds received	$38,757	$119,582

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GMR SOLUTIONS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and related disclosures. Management relies on historical experience and on various other assumptions believed to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates are involved in the valuation of accounts receivable and the estimation of revenue, intangible assets, derivatives, contingent consideration, income taxes, tax receivable agreement liability, insurance reserves, share-based compensation and goodwill. Actual amounts may differ from those estimates.

Restricted Cash

As of June 30, 2026 and December 31, 2025, the Company held restricted cash and cash equivalents of $7.2 million and $12.9 million, respectively, classified within “Insurance collateral” in the accompanying condensed consolidated balance sheets. The cash was restricted for the purpose of satisfying the obligations of the Company’s wholly-owned captive insurance subsidiary.

As of June 30, 2026 and December 31, 2025, the Company held restricted cash and cash equivalents of $1.8 million and $1.9 million, respectively, classified within “Other Assets” in the accompanying condensed consolidated balance sheets. The cash was restricted for the purpose of satisfying the obligations of the Company’s deferred compensation plan.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standards setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the impact of any other recently issued standards that are not yet effective are either not applicable to the Company at this time or will not have a material impact on the Company’s condensed consolidated financial statements upon adoption.

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

During each of the three and six months ended June 30, 2026 and 2025, no shares of Class B common stock were outstanding.

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of the Company. The potential dilution from stock awards is accounted for using the treasury stock method and average market prices during the period. During the three and six months ended June 30, 2026, there were 132.2 million and 140.7 million, respectively, shares issuable on the exercise of share-based awards and warrants that were excluded from the calculation of diluted net income (loss) available to common stockholders per share because the effect of their inclusion would have been anti-dilutive. During the three and six months ended June 30, 2025, there were approximately 0.2 million shares issuable on the exercise of share-based awards that were excluded from the calculation of diluted net income (loss) available to common stockholders per share because the effect of their inclusion would have been anti-dilutive.

Presented below is basic and diluted EPS for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Net income (loss)	$(28,278)	$80,761	$78,058	$118,785
Undeclared dividends on redeemable preferred stock	(8,737)	(40,986)	(32,676)	(80,490)
Loss on redemption of redeemable preferred stock	(78,427)	—	(118,501)	—
Net income (loss) available to common stockholders	(115,442)	39,775	(73,119)	38,295

Weighted-average common shares outstanding:
Basic	62,678,438	45,554,662	54,304,118	45,552,980
Dilutive impact of stock awards outstanding	—	3,042,388	—	2,863,817
Dilutive impact of warrants to purchase common stock outstanding	—	99,668,055	—	99,668,031
Diluted	62,678,438	148,265,105	54,304,118	148,084,828

Net income (loss) available to common stockholders per share:
Basic	$(1.84)	$0.87	$(1.35)	$0.84
Diluted	$(1.84)	$0.27	$(1.35)	$0.26

There were 23.7 million warrants to purchase common stock issued for little to no consideration and therefore were included in the basic weighted-average common shares outstanding as of each of June 30, 2026 and December 31, 2025.

NOTE 4 – REVENUE RECOGNITION

Net revenue for the three and six months ended June 30, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Medicare	$370,660	$341,758	$719,131	$685,644
Medicaid	122,145	107,975	246,111	223,730
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	781,842	828,040	1,606,258	1,577,808
Other third-party payors	135,250	91,648	231,999	178,856
Self-pay	26,012	26,184	49,336	55,810
Net transport revenue	1,435,909	1,395,605	2,852,835	2,721,848
Complementary Revenue	54,377	46,406	95,027	87,570
Net revenue	$1,490,286	$1,442,011	$2,947,862	$2,809,418

Net transport revenue includes fee for service patient revenue, in addition to revenue earned from our membership programs and community subsidies. Complementary revenue primarily includes medical standby, special events and revenue earned from our contract with FEMA and other federal and state agencies to coordinate emergency medical services responses.

NOTE 5 – LEASE COMMITMENTS

Variable lease payments were $3.7 million and $3.5 million for the three months ended June 30, 2026 and 2025, respectively. Variable lease payments were $7.4 million and $7.2 million for the six months ended June 30, 2026 and 2025, respectively. Variable expenses include common area maintenance, utilities, and other items as periodically billed by property management or the related lessor, and are included in operating lease costs.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$20,461	$19,515	$40,619	$38,841
Short-term lease cost	1,365	1,152	2,654	2,245

Finance lease cost:
Amortization of right-of-use assets	3,375	3,855	6,989	7,946
Interest on lease liabilities	1,426	1,297	2,890	2,642
Total finance lease cost	4,801	5,152	9,879	10,588
Total lease costs	$26,627	$25,819	$53,152	$51,674

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$42,367	$42,171
Operating cash flows for finance leases	$2,890	$2,642
Finance cash flows for finance leases	$6,401	$7,473

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$14,000	$6,159
Finance leases	$7,313	$—

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2026	December 31, 2025
Operating Leases:
Operating right-of-use assets	$216,206	$203,258

Current portion of operating lease obligations	$58,833	$56,893
Operating lease obligations	182,105	171,880
Total operating lease liabilities	$240,938	$228,773

Finance Leases:
Finance right-of-use assets	$164,621	$164,826
Accumulated amortization	(80,382)	(79,796)
Finance right-of-use assets, net	$84,239	$85,030

Current portion of finance lease obligations	$20,839	$21,824
Finance lease obligations	75,578	74,943
Total finance lease liabilities	$96,417	$96,767

Weighted Average Remaining Lease Term (in years):
Operating leases	5.73	5.82
Finance leases	7.42	7.21

Weighted Average Discount Rate:
Operating leases	7.27%	7.68%
Finance leases	5.87%	5.94%

Future commitments as of June 30, 2026 for lease liabilities related to premises, equipment and other recurring commitments are as follows (in thousands):

	Maturities of Lease Liabilities
Year Ending December 31,	Operating Leases	Finance Leases	Total
2026	$39,836	$16,817	$56,653
2027	62,936	18,706	81,642
2028	49,577	22,374	71,951
2029	41,142	12,446	53,588
2030	29,955	14,968	44,923
Thereafter	72,152	35,717	107,869
Total lease payments	$295,598	$121,028	$416,626
Less: Amount representing interest	(54,660)	(24,611)	(79,271)
Total	240,938	96,417	337,355
Less: Current lease obligation payments	(58,833)	(20,839)	(79,672)
Total long-term lease obligations	$182,105	$75,578	$257,683

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist primarily of customer relationships and trade names. The table below illustrates the useful lives of each class of intangible assets and the remaining weighted average amortization period.

		Weighted Average
Amortizable Intangible Assets	Estimated Useful Life	Amortization Period
Membership lists	15 years	3.8
Customer relationships	10-20 years	11.6
Trade names	10 years	1.5
Non-compete and other	10-15 years	2.4

Intangible assets consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026			December 31, 2025
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Amortizable intangible assets
Customer relationships	$1,220,060	$(633,222)	$586,838	$1,220,060	$(604,508)	$615,552
Membership lists	92,000	(68,540)	23,460	92,000	(65,473)	26,527
Trade names	73,318	(71,801)	1,517	73,318	(71,302)	2,016
Non-compete and other	7,197	(6,998)	199	7,197	(6,955)	242
Total amortizing intangible assets	1,392,575	(780,561)	612,014	1,392,575	(748,238)	644,337

Non-amortizable intangible assets
Trade names	540,300	—	540,300	540,300	—	540,300
Certificates of need	19,600	—	19,600	19,600	—	19,600
Total non-amortizing intangible assets	559,900	—	559,900	559,900	—	559,900

Total intangibles, net	$1,952,475	$(780,561)	$1,171,914	$1,952,475	$(748,238)	$1,204,237

Aggregate amortization of intangible assets was $16.2 million and $16.8 million for the three months ended June 30, 2026 and 2025, respectively. Aggregate amortization of intangible assets was $32.3 million and $36.5 million for the six months ended June 30, 2026 and 2025, respectively.

NOTE 7 – OTHER ACCRUED LIABILITIES

Other accrued liabilities were as follows as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Insurance reserves	$133,303	$112,606
Deferred membership revenue	54,029	52,141
Quality assurance fee programs	46,691	22,484
Accrued aircraft engines and parts	19,149	12,970
Patient refunds	18,657	22,880
Accrued legal fees and settlements	8,406	6,379
Other	128,507	133,700
Total other accrued liabilities	$408,742	$363,160

Deferred membership revenue, or contract liabilities, are primarily related to cash payments recorded in advance of satisfying the Company’s performance obligations related to sales of air and ground memberships. Deferred membership revenue balances of a long-term nature were $42.9 million and $41.1 million as of June 30, 2026 and December 31, 2025, respectively, classified under other long-term liabilities on the condensed consolidated balance sheets. As of June 30, 2026, the Company recognized $29.6 million of revenue that was included in the deferred revenue balance as of December 31, 2025. As of June 30, 2026, the weighted average remaining period over which revenue for unsatisfied performance obligations on memberships will be recognized was approximately 3.6 years.

NOTE 8 –REDEEMABLE PREFERRED STOCK

In May 2024, the Company entered into a Series B Preferred Stock and Warrant purchase agreement with certain investors, pursuant to which such investors agreed to purchase 962,632 shares of Series B preferred stock (“Preferred Stock”) together with warrants exercisable for up to 23.7 million shares of Class A common stock of the Company, for aggregate consideration of $934.6 million. The Preferred Stock has an initial value of $1,000.00 per share and accrues cumulative dividends of 15% per year, with a 1% increase on the fourth anniversary and on each subsequent anniversary of the issue date, up to a maximum of 19% per year. The dividends will continue to accrue unless specifically elected to be paid in cash by the Company and declared by the Company’s Board of Directors. Dividends are recorded when declared. Accumulated dividends as of June 30, 2026 and December 31, 2025, were zero and $147.7 million, respectively. The holders of Preferred Stock do not participate in dividends declared on common stock.

On September 19, 2025, the Company redeemed 411,420 shares of Preferred Stock for an aggregate redemption price of $525.0 million, representing the stated value of the Preferred Stock plus the aggregate accrued and unpaid dividends multiplied by 103.0% per the Series B Preferred Stock and Warrant purchase agreement.

On March 6, 2026, the Company redeemed 189,050 shares of Preferred Stock for an aggregate redemption price of approximately $250.0 million, representing the stated value of the Preferred Stock plus the aggregate accrued and unpaid dividends multiplied by 101.5% per an amendment to the Series B Preferred Stock and Warrant purchase agreement.

On May 12, 2026, the Company exchanged 138,632 shares of Preferred Stock in exchange for 12.4 million warrants to purchase shares of the Company’s Class A common stock at an exercise price of $0.01 per share, representing the stated value of the Preferred Stock plus the aggregate accrued and unpaid dividends, totaling $185.7 million.

On May 14, 2026, the Company redeemed 223,530 shares of Preferred Stock for an aggregate redemption price of $299.5 million, representing the stated value of the Preferred Stock plus the aggregate accrued and unpaid dividends.

As of June 30, 2026 and December 31, 2025, there were zero and 551,212 shares, respectively, of Preferred Stock issued and outstanding recorded as redeemable preferred stock on the condensed consolidated balance sheets.

NOTE 9 – COMMON STOCK

On May 14, 2026, the Company completed its initial public offering (“IPO”), of 31.9 million shares of Class A common stock, par value $0.0001 per share, at a price of $15.00 per share. The Company received net proceeds of $446.8 million for the Class A common stock, after deducting underwriting discounts, commissions, and offering-related expenses of $31.9 million. The Company used the net proceeds from the IPO to redeem certain outstanding shares of Series B Preferred Stock, as described in Note 8, together with the net proceeds from the issuance of private placement warrants, as described in Note 10, and cash on hand, to repay approximately $670.0 million outstanding borrowings under the senior secured term loans due 2032.

Upon completion of the IPO, the Company’s Amended and Restated Certificate of Incorporation (the “Charter”) and the Company’s Second Amended and Restated Bylaws became effective. The Charter, among other things, provides that the Company’s authorized capital stock consists of 1,200.0 million shares of Class A common stock, 300.0 million shares of Class B common stock and 250.0 million shares of preferred stock.

NOTE 10 – WARRANTS

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

In connection with the March 6, 2026 redemption of Preferred Stock, the Company exchanged the outstanding 2024 Warrants for 2026 Voting Warrants to purchase 16.2 million shares of Class A common stock and 2026 Non-Voting Warrants to purchase 4.1 million shares of Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock will be entitled to one vote per share and shares of Class B common stock will be non-voting, except as may be required by law or otherwise provided by the certificate of incorporation. Each share of Class B common stock will automatically convert into one share of Class A common stock upon the sale or other transfer of such share of Class B common stock by the holder thereof.

On May 12, 2026, the Company exchanged warrants exercisable for 7.1 million shares of Class A common stock, at an exercise price of $0.01 per share, and held by certain investment funds managed or advised by HPS Investment Partners, LLC or its controlled affiliates for warrants exercisable for the same number of shares of Class B common stock, at an exercise price of $0.01 per share.

On May 12, 2026, the Company issued 12.4 million warrants to purchase shares of Class A common stock at an exercise price of $0.01 per share in exchange for shares of Preferred Stock outstanding valued at $185.7 million, as further described in Note 8.

On May 15, 2026, the Company issued approximately 33.3 million warrants in a private placement transaction to purchase Class A common stock and/or Class B common stock with an exercise price of $0.01 per share, for total consideration of $500.0 million.

As of June 30, 2026 and December 31, 2025, total warrants issued and outstanding were 169.1 million and 123.4 million, respectively.

NOTE 11 – LONG-TERM DEBT

Long-term debt consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

		Rate Terms
		as of
		June 30,	Maturity	June 30,	December 31,
	Type	2026	Date	2026	2025
Senior secured term loans (6.89% and 7.38% as of June 30, 2026 and December 31, 2025, respectively)	Variable	SOFR + 3.25%	October 1, 2032	$2,912,000	$3,600,000
Senior secured notes (7.38% as of June 30, 2026 and December 31, 2025, respectively)	Fixed	Fixed at 7.38%	October 1, 2032	1,000,000	1,000,000
Other long-term debt, including promissory notes related to aircraft purchases	Fixed	Various	Various	559,296	503,886
Total				$4,471,296	$5,103,886
Less current portion of long-term debt				(151,231)	(147,140)
Less unamortized deferred financing costs and debt discount				(53,688)	(57,977)
Long-term debt				$4,266,377	$4,898,769

As of June 30, 2026, the maximum available under the asset-based revolving credit facility (the “ABL Facility”) was $800.0 million. As of June 30, 2026, letters of credit outstanding, which impact the available credit under the ABL Facility, were $103.7 million, and the maximum amount available to draw under the ABL Facility was $696.3 million. These letters of credit primarily secure the obligations of the operations of AMR Holdco, Inc. (“AMR”), a ground ambulance provider, and the Company’s captive insurance program. At each of June 30, 2026 and December 31, 2025, the Company had not drawn on the ABL Facility.

As part of the IPO on May 14, 2026, the Company paid down approximately $670.0 million of outstanding borrowings under the senior secured term loan due 2032.

On May 18, 2026, Moody’s upgraded GMR’s corporate family rating to B1 from B2. Pursuant to the terms of the Company’s senior secured term loan due 2032, the ratings upgrade resulted in a 25 basis point reduction in the applicable interest rate, effective upon the upgrade.

NOTE 12 – FAIR VALUE MEASUREMENTS

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

The following table summarizes the valuation of the Company’s financial instruments by the above fair value hierarchy levels as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$56,270	$—	$—	$56,270
Marketable equity securities	13,287	—	—	13,287
Interest rate swap	—	15,001	—	15,001
Liabilities:
Contingent consideration	—	—	2,835	2,835
Cash-settled performance stock unit liability	—	—	50,000	50,000

	December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$46,547	$4,903	$—	$51,450
Marketable equity securities	14,213	—	—	14,213
Interest rate swap	—	918	—	918
Liabilities:
Contingent consideration	—	—	2,835	2,835
Cash-settled performance stock unit liability	—	—	50,000	50,000
Interest rate swap	—	2,963	—	2,963

The contingent consideration balance classified as a Level 3 liability remained consistent during the six months ended June 30, 2026, and is primarily related to contingent consideration associated with a prior acquisition.

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

Insurance collateral consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Available-for-sale securities:
U.S. Treasuries	$9,226	$2,778
Corporate and municipal bonds	47,044	43,769
Preferred or fixed rate cap securities	—	4,903
Total available-for-sale securities	56,270	51,450
Marketable equity securities	13,287	14,213
Cash deposits and other	7,198	12,945
Insurance Collateral	$76,755	$78,608

Amortized cost basis and aggregate fair value of the Company’s marketable securities as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Description:
U.S. Treasuries	$9,280	$—	$(54)	$9,226
Corporate and municipal bonds	46,858	586	(400)	47,044
Total available-for-sale securities	56,138	586	(454)	56,270
Marketable equity securities	11,645	1,899	(257)	13,287
Total securities	$67,783	$2,485	$(711)	$69,557

	December 31, 2025
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Description:
U.S. Treasuries	$2,778	$—	$—	$2,778
Corporate and municipal bonds	43,234	920	(385)	$43,769
Preferred or fixed rate cap securities	5,619	—	(716)	4,903
Total available-for-sale securities	51,631	920	(1,101)	51,450
Marketable equity securities	11,698	2,855	(340)	14,213
Total securities	$63,329	$3,775	$(1,441)	$65,663

As of June 30, 2026, available-for-sale securities included U.S. Treasuries, corporate bonds and fixed income securities of $7.5 million with contractual maturities within one year, $22.7 million with contractual maturities extending longer than one year through five years and $26.1 million with contractual maturities extending longer than five years. Actual maturities may differ from contractual maturities as a result of the Company's ability to sell these securities prior to maturity.

The Company evaluates the marketable debt securities portfolio to determine whether declines in fair value of these securities are related to credit loss. Management estimates credit losses on marketable debt securities utilizing a credit loss impairment model on a quarterly basis. We estimate expected credit losses, measured over the contractual life of debt securities, considering relevant issue specific factors, including, but not limited to, a decrease in credit ratings or an entity’s ability to pay. The Company is not aware of any specific factors indicating that the underlying issuers of the debt securities would not be able to pay interest as it becomes due or repay the principal amount at maturity. Therefore, the Company believes that the changes in the estimated fair values of these debt securities are related to market fluctuations, as such, there were no credit losses recognized as of June 30, 2026 and December 31, 2025.

The Company realized net gains on the sales and maturities of available-for-sale securities of less than $0.1 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively. The Company realized net gains on the sales and maturities of available-for-sale securities of $0.7 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively.

Debt

Based on management’s estimates, the carrying value of the other long-term debt approximates fair value as of June 30, 2026 and December 31, 2025. The estimated fair value of the Company’s senior secured term loans and senior secured notes was approximately $3,955.4 million and $4,668.0 million and the outstanding principal amount was $3,912.0 million and $4,600.0 million as of June 30, 2026 and December 31, 2025, respectively. The Company’s debt is classified as Level 2 in the fair value hierarchy.

Other financial instruments

For all other financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

NOTE 13 – DERIVATIVE INSTRUMENTS

In August 2024, the Company entered into three interest rate swap agreements with the effective date of November 29, 2024, with tranches maturing on November 30, 2025 and November 30, 2026. The swap agreements were with a major financial institution and effectively converted a total of $600.0 million in variable rate debt to fixed rate debt with an average interest rate of approximately 3.9% for a period of 12 months from the effective date and an additional $600.0 million of variable rate debt to fixed rate of approximately 3.7% for a period of 24 months from the effective date. These instruments do not qualify for hedge accounting; therefore, mark-to-market changes are included in interest expense on the condensed consolidated statements of operations. The Company continued to make interest payments based on the variable rate associated with the debt and periodically settled with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded a noncurrent asset in the amount of $0.3 million as of June 30, 2026. The Company recorded a noncurrent liability in the amount of $1.5 million as of December 31, 2025.

In March 2025, the Company entered into an interest rate swap agreement with the effective date of November 28, 2025. The swap agreement was with a major financial institution and effectively converted a total of $600.0 million in variable rate debt to fixed rate debt with an average interest rate of approximately 3.7% for a period of 12 months from the effective date. This instrument does not qualify for hedge accounting; therefore, mark-to-market changes are included in interest expense on the condensed consolidated statements of operations. The Company continued to make interest payments based on the variable rate associated with the debt and periodically settled with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded a noncurrent asset in the amount of $0.2 million as of June 30, 2026. The Company recorded a noncurrent liability in the amount of $1.5 million as of December 31, 2025.

In December 2025, the Company entered into an interest rate swap agreement with the effective date of November 30, 2026. The swap agreement was with a major financial institution and effectively converted a total of $600.0 million in variable rate debt to fixed rate debt with an average interest rate of approximately 3.29% for a period of 36 months from the effective date. This instrument does not qualify for hedge accounting; therefore, mark-to-market changes are included in interest expense on the condensed consolidated statements of operations. The Company will continue to make interest payments based on the variable rate associated with the debt and periodically settled with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded a noncurrent asset in the amount of $10.0 million as of June 30, 2026. The Company recorded a noncurrent asset in the amount of $0.9 million as of December 31, 2025.

In February 2026, the Company entered into an interest rate swap agreement with the effective date of November 30, 2026. The swap agreement was with a major financial institution and effectively converted a total of $300.0 million in variable rate debt to fixed rate debt with an average interest rate of approximately 3.16% for a period of 24 months from the effective date. This instrument does not qualify for hedge accounting; therefore, mark-to-market changes will be included in interest expense on the condensed consolidated statements of operations. The Company will continue to make interest payments based on the variable rate associated with the debt and periodically settled with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded a noncurrent asset in the amount of $4.5 million as of June 30, 2026.

Changes in fair value were recorded as interest expense in the condensed consolidated statements of operations. During the three months ended June 30, 2026 and 2025, the Company recorded a reduction of interest expense of $9.1 million and an increase to interest expense of $2.0 million, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded a reduction of interest expense of $17.0 million and an increase to interest expense of $6.7 million, respectively.

NOTE 14 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effect on each component of “Other comprehensive income (loss)” for the three months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2026			June 30, 2025
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized holding gains (losses) on investments	$837	$(186)	$651	$371	$(82)	$289
Other comprehensive income (loss)	$837	$(186)	$651	$371	$(82)	$289

The following table presents the tax effect on each component of “Other comprehensive income (loss)” for the six months ended June 30, 2026 and 2025 (in thousands):

	For the Six Months Ended			For the Six Months Ended
	June 30, 2026			June 30, 2025
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized holding gains (losses) on investments	$313	$(70)	$243	$839	$(186)	$653
Other comprehensive income (loss)	$313	$(70)	$243	$839	$(186)	$653

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax (in thousands).

Accumulated Other Comprehensive Income (Loss)	Unrealized holding gains (losses) on investments	Defined benefit pension plan net gains (loss)	Total
Balance at December 31, 2024	$(1,199)	$6,150	$4,951
Other comprehensive income (loss) before reclassification	(441)	—	(441)
Amounts reclassified from accumulated other comprehensive income (loss)	805	—	805
Balance at March 31, 2025	$(835)	$6,150	$5,315
Other comprehensive income (loss) before reclassification	(1,130)	—	(1,130)
Amounts reclassified from accumulated other comprehensive income (loss)	1,419	—	1,419
Balance at June 30, 2025	$(546)	$6,150	$5,604

Balance at December 31, 2025	$(129)	$7,308	$7,179
Other comprehensive income (loss) before reclassification	(1,106)	—	(1,106)
Amounts reclassified from accumulated other comprehensive income (loss)	698	—	698
Balance at March 31, 2026	$(537)	$7,308	$6,771
Other comprehensive income (loss) before reclassification	521	—	521
Amounts reclassified from accumulated other comprehensive income (loss)	130	—	130
Balance at June 30, 2026	$114	$7,308	$7,422

NOTE 15 – STOCK COMPENSATION PROGRAM

On July 26, 2024, the Company’s Board of Directors approved and adopted the Second Amended and Restated GMR Solutions Inc. 2015 Stock Incentive Plan (the “2015 Equity Plan”). The 2015 Equity Plan authorizes equity awards to be granted to management and other personnel and key service providers. Awards granted under the plan include restricted and performance stock units, in addition to both time-based and performance-based stock option awards. The total number of shares of common stock authorized for issuance under the 2015 Equity Plan is 53.9 million shares. As of June 30, 2026, a total of 41.4 million equity awards were issued and outstanding.

Effective May 12, 2026, the Company’s Board of Directors and its majority stockholder adopted and approved the GMR Solutions Inc. 2026 Equity Incentive Plan (the “2026 Equity Plan”). The 2026 Equity Plan authorizes equity awards to be granted to management and other personnel and key service providers. Awards granted under the plan include restricted stock units and time-based stock option awards. The total number of shares of common stock authorized for issuance under the 2026 Equity Plan is 22.5 million. As of June 30, 2026, a total of 7.4 million equity awards were issued and outstanding. Concurrent with the adoption of the 2026 Equity Plan, the 2015 Equity Plan was frozen and no further awards will be granted under the 2015 Equity Plan. All outstanding awards under the 2015 Equity Plan will, however, continue to be governed by the existing terms of the plan and the applicable award agreements.

Under the 2015 Equity Plan, restricted stock units generally vest based on the satisfaction of both a liquidity event requirement, as defined in the 2015 Amended Equity Plan, and continued service over three years in equal increments of 33 1/3% on each anniversary of the grant. The performance stock units vest based on the satisfaction of a liquidity event requirement, the achievement of certain performance targets at the time of the liquidity event, as defined in the 2015 Equity Plan, and continued service of three years or up to the time of the liquidity event, whichever occurs earlier. A portion of the performance stock unit awards may be cash-settled subject to the achievement of certain performance targets at December 31, 2026, as defined in the 2015 Equity Plan, not to exceed a total settlement of $50.0 million. As of June 30, 2026 and December 31, 2025, a liability of $50.0 million, respectively, was recorded in other long-term liabilities on the condensed consolidated balance sheets for cash-settled performance stock units based on current estimates of achievement of performance targets.

Under the 2026 Equity Plan, restricted stock units and time-vested stock option awards generally vest based on continued service over three years in equal increments on each anniversary of the grant.

Stock-based employee compensation expense was $132.6 million for the three months ended June 30, 2026, compared to expense of $3.0 million for the same prior year period. Stock-based employee compensation expense was $132.5 million for the six months ended June 30, 2026, compared to expense of $5.6 million for the same prior year period. The expense for the three and six month periods ended June 30, 2026 related primarily to the vesting of the restricted stock units and certain non-cash settled performance stock units issued under the 2015 Equity Plan, based on the consummation of the IPO and achievement of certain performance targets on such date, as applicable.

No expense has been recorded with respect to certain non-cash settled performance stock units, and performance-based stock options, as those awards have vesting conditions that are subject to the achievement of a liquidity event, as defined in our 2015 Equity Plan. This liquidity event condition, specific to these performance awards, is not treated as probable of occurring until the event transpires. As of June 30, 2026, the Company had $123.6 million of total unrecognized compensation cost related to all stock awards. A Monte Carlo valuation is utilized to estimate unrecognized compensation for performance-based stock options and intrinsic value at the date of grant is used to estimate unrecognized compensation related to restricted and performance stock units.

NOTE 16 – INSURANCE RESERVES

The table below summarizes the non-health and welfare insurance reserves included in the accompanying condensed consolidated balance sheets at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026			December 31, 2025
	Other Accrued	Insurance	Total	Other Accrued	Insurance	Total
	Liabilities	Reserves	Liability	Liabilities	Reserves	Liability
Automobile	$53,066	$104,788	$157,854	$36,122	$79,196	$115,318
Workers' compensation	41,656	106,962	148,618	39,111	99,205	138,316
General/ Professional Liability	38,581	121,089	159,670	37,373	133,668	171,041
	$133,303	$332,839	$466,142	$112,606	$312,069	$424,675

The changes to the Company’s estimated losses under insurance programs, including those covered by commercial insurance programs with offsetting assets, as of June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Balance, beginning of period	$424,675	$347,805
Expense for current period reserves	7,736	29,540
Unfavorable (favorable) changes to prior reserves	15,595	31,528
Change in losses covered by commercial insurance programs	37,017	44,236
Payments for claims	(18,881)	(28,434)
Balance, end of period	$466,142	$424,675

NOTE 17 – LEGAL MATTERS

The Company is involved in certain litigation arising in the ordinary course of business. Management believes the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations or liquidity.

NOTE 18 – RELATED-PARTY TRANSACTIONS

On April 28, 2015, investment funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (“KKR”) acquired 100% of the equity interest of the Company. The Company executed a monitoring agreement with KKR, which became effective on April 28, 2015. Upon the consummation of the IPO on May 14, 2026, the monitoring agreement was terminated.

Pursuant to the monitoring agreement, the Company incurred an advisory fee equal to 1% of EBITDA for the prior fiscal year with KKR. The Company incurred an advisory fee of $9.3 million for the three months ended June 30, 2026, compared to $2.7 million of advisory fees for the same prior year period. The Company incurred an advisory fee of $12.3 million for the six months ended June 30, 2026, compared to $5.4 million of advisory fees for the same prior year period. The fees are included in the “Other operating expenses” caption on the condensed consolidated statements of operations.

Additionally, KKR Capital Markets LLC (“KCM”), an affiliate of KKR, provided for the arrangement and syndication of the exchange of its then-outstanding 6.50% senior secured notes due 2025, Amended No. 4 to that certain Credit Agreement, dated as of April 28, 2015, and the incurrence of the first lien senior secured term loan due October 2028. The Company incurred $5.4 million of commission fees with KCM during the three and six months ended June 30, 2026, in connection with the IPO on May 14, 2026. The Company did not incur any fees with KCM during the three and six months ended June 30, 2025.

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

NOTE 19 – INCOME TAXES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Income tax (benefit) expense	$8,980	$41,533	$45,175	$70,900
Effective tax rate	46.5%	34.0%	36.7%	37.4%

The effective tax rate for the three months ended June 30, 2026 differed from the Federal statutory rate primarily due to state and local income taxes, non-deductible executive compensation, and a current year benefit related to a decrease in the valuation allowance. The effective tax rate for the three months ended June 30, 2025 differed from the Federal statutory rate primarily due to a decrease to state and local income taxes and an increase in the valuation allowance.

The effective tax rate for the six months ended June 30, 2026 differed from the Federal statutory rate primarily due to state and local income taxes, non-deductible executive compensation and a current year benefit related to a decrease in the valuation allowance. The effective tax rate for the six months ended June 30, 2025 differed from the Federal statutory rate primarily due to state and local income taxes and an increase to the valuation allowance.

NOTE 20 – TAX RECEIVABLE AGREEMENT

The Company expects to utilize certain pre-IPO tax assets including federal net operating losses, deferred interest deductions, tax basis in amortizable or depreciable assets, and certain deductible expenses attributable to the transactions related to the IPO (the “Pre-IPO Tax Benefits”) that arose prior to or in connection with the IPO, which tax benefits are expected to reduce the Company’s future income tax payments.

In connection with the IPO, we entered into a Tax Receivable Agreement ( “TRA”) with certain stockholders and members of management that elected to become parties to the TRA (“Management party participants”) (collectively, “TRA parties”). The TRA will provide for the payment by the Company of 85% of the benefits, if any, that the Company or its subsidiaries actually realize, or are deemed to realize, as a result of savings in U.S. federal, state, and local income taxes attributable to the Company’s and its subsidiaries’ utilization of the Pre-IPO Tax Benefits. The Company expects to benefit from the remaining 15% of cash tax benefits, if any, it realizes from the Pre-IPO Tax Benefits.

Management party participants are entitled to receive TRA payments on their management TRA interests only if they satisfy the service condition set forth in the agreement, which requires employment with the Company for at least one day during the year in which the TRA payment is paid. Amounts forfeited by management party participants are reallocated to participating stockholders in accordance with the terms of the TRA. Such forfeitures do not reduce the aggregate payment obligation of the Company under the TRA.

At the IPO date, the Company recorded a TRA liability for the estimated future payments expected to be made under the agreement. The initial liability was measured using a mirror approach based on the tax benefits expected to be realized from the covered tax attributes and was recorded on an undiscounted basis. Because the TRA results in a non-income tax related liability resulting from a transaction with stockholders, the offsetting entry was recorded to additional paid-in-capital.

The TRA liability is remeasured at each reporting date based on management’s estimate of future tax benefits expected to be realized from the covered tax attributes. Changes in the estimated liability may result from changes in anticipated taxable income, tax rates, utilization of tax attributes, valuation allowance assessments, or other factors affecting the realization of the underlying tax benefits.

Subsequent changes in the estimated TRA liability attributable to participating stockholders are recognized within operating expenses. Changes attributable to management party participants are recognized within compensation expense. During the service period, management evaluates the probability of satisfaction of the service condition by management party participants when determining the allocation of future payments between stockholder and management party participant interests.

The associated deferred tax assets are computed by applying the applicable statutory tax rates to the underlying tax attributes. As of June 30, 2026, these deferred tax assets are estimated to be $696.4 million. The associated deferred tax assets are presented net of the valuation allowance. As of June 30, 2026, the valuation allowance is estimated to be $145.3 million, resulting in net deferred tax assets of $551.1 million. The TRA liability is computed as 85% of the applicable deferred tax assets, net of valuation allowance. As of June 30, 2026, the Company recorded a TRA liability of $468.4 million.

Beginning with the 2026 taxable year, annual TRA payments are generally determined following the filing of the applicable income tax returns based on the tax benefits actually utilized by the Company during the taxable year. For purposes of the TRA, the cash tax benefits will be computed by comparing the Company’s actual income tax liability to the amount of such taxes that the Company would have been required to pay had it not been able to utilize the Pre-IPO Tax Benefits.

Payments under the TRA bear interest from the original due date of the applicable tax return, generally April 15, through the payment date at a rate equal to SOFR plus 1.0%.

The term of the TRA will continue until all Pre-IPO Tax Benefits have been utilized, or deemed utilized, or expired. In the event of certain changes of control, certain material breaches of the TRA by the Company, or an insolvency event, the calculation of certain future payments made under the TRA will utilize certain valuation assumptions, including that the Company will have sufficient taxable income to fully utilize Pre-IPO Tax Benefits.

NOTE 21 – SEGMENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion analyzes our financial condition and results of operations and should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (our “Form 10-Q”). This discussion contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. Known material factors that could affect our financial performance and actual results, and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this discussion or otherwise made by our management, are described in our final prospectus (the “IPO Prospectus”) dated May 12, 2026 and filed on May 14, 2026 with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Act”) relating to our Registration Statement on Form S-1, in the section therein entitled “Risk Factors” and the section entitled “Cautionary Note Regarding Forward-Looking Statements” included herein. Factors that could cause or contribute to such difference are not limited to those identified in “Risk Factors.”

Overview

We are the largest provider of emergency medical services (“EMS”) and one of the largest providers of essential alternate-site, out-of-hospital care in the U.S. with more than 100 years of operating history. With approximately 34,000 employees as of June 30, 2026, we deliver compassionate, quality medical care, meeting a patient’s unplanned and planned care needs. We provide emergent, non-emergent, disaster response and event medical services, utilizing our more than 24,000 clinicians, fleets of air and ground assets for medical transportation and offer innovative solutions such as Nurse Navigation to provide comprehensive care to our patients in their time of need. We maintain longstanding relationships across the healthcare ecosystem, serving local communities, health systems, payors, public health and local, state and federal agencies.

Executive Summary

●	Largest provider of EMS and one of the largest providers of essential alternate-site, out-of-hospital care in the U.S.
●	The only national, fully-integrated air and ground EMS provider with operations spanning approximately 1,400 U.S. counties, covering both rural and urban communities which are home to more than 60% of the U.S. population.
●	At the front line of the healthcare continuum, encountering approximately 15,000 patients per day or approximately 5.5 million patients annually and our clinicians perform a critical care intervention every 88 seconds.
●	Data set of more than 80 million patient records.
●	Team of more than 24,000 clinicians serves as the first line of care, providing lifesaving treatment at crucial moments.
●	In the three months ended June 30, 2026, revenue increased by $48.3 million, or 3.3%, to $1,490.3 million year-over-year. In the six months ended June 30, 2026, revenue increased by $138.5 million, or 4.9%, to $2,947.9 million year-over-year.
●	In the three months ended June 30, 2026, net income decreased by $109.1 million, or 135.0%, to a net loss of $28.3 million year-over-year. In the six months ended June 30, 2026, net income decreased by $40.7 million, or 34.3%, to $78.1 million year-over-year.

●	In the three months ended June 30, 2026, Adjusted EBITDA decreased by $38.1 million, or 11.8%, to $284.5 million year-over-year. In the six months ended June 30, 2026, Adjusted EBITDA decreased by $11.0 million, or 1.8%, to $589.6 million year-over-year.

Initial Public Offering

On May 14, 2026, we completed our initial public offering (“IPO”), in which we issued and sold 31,914,893 shares of our Class A common stock, par value $0.0001 per share, at an initial public offering price of $15.00 per share. The Company received net proceeds of $446.8 million for the Class A common stock, after deducting underwriting discounts and commissions, and other offering-related expenses of $31.9 million. See Note 9 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

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

Healthcare Reimbursement

Our operations depend upon third-party reimbursement programs, including government-sponsored and private insurance programs, to pay for most of the services rendered to patients. For the three months ended June 30, 2026 and 2025, we derived approximately 54% and 59% of our net transport revenue, respectively, from commercial insurance and managed care, 35% and 32%, respectively, from government-sponsored healthcare programs, primarily Medicare and Medicaid, and 2% and 2%, respectively, from self-pay patients. For the six months ended June 30, 2026 and 2025, we derived approximately 56% and 58% of our net transport revenue, respectively, from commercial insurance and managed care, 34% and 33%, respectively, from government-sponsored healthcare programs, primarily Medicare and Medicaid, and 2% and 2%, respectively, from self-pay patients.

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

Since the implementation of the No Surprises Act in 2022, we have won more than 90% of IDR rulings, highlighting the defensibility of our commercial air reimbursement. Our experience with the IDR process to date has contributed to greater predictability in air reimbursement and has informed our approach to strategically enter into in-network contracts that holistically reflect the value of our services and optimize reimbursement. The federal No Surprises Act is limited in scope to air emergency services, however certain state governments have enacted or may pass future legislation that affects both our air and ground emergency ambulance services. See “Business - Healthcare Regulation” and “Risk Factors — Risks Related to Our Business” in the IPO Prospectus for more information.

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

Weather, Seasonality and Volume Considerations

Weather conditions impact our overall patient air emergency transport volume. For example, air medical helicopters operating under visual flight rules, and in many cases, those operating under Instrument Flight Rules, cannot complete a patient transport request during periods of inclement weather. In addition, inclement weather typically reduces human activity levels (such as driving, recreational activities and farming) that are associated with requests for medical services. For the three months ended June 30, 2026 and 2025, patient air transport requests cancelled due to poor weather conditions were 15.5% and 18.5% of total patient air transport requests, respectively. For the six months ended June 30, 2026 and 2025, patient air transport requests cancelled due to poor weather conditions were 16.3% and 18.2% of total patient air transport requests, respectively. In certain instances of inclement weather, our integrated operations may allow us to shift our air clinical crews to our ground ambulance fleet to continue to meet patients’ needs. Historically, we have observed higher air services demand in the summer months and higher ground services demand during the winter flu season, which contributes to the seasonality of our operations.

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

Key Performance Metrics

We review a number of operating and financial metrics, including the key performance metrics presented in the table below, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Patient encounters
Emergent transports	845,805	824,170	1,683,248	1,656,043
Non emergent transports	202,529	208,864	407,238	429,448
Total ambulance transports	1,048,334	1,033,034	2,090,486	2,085,491
of which, Ground transports	1,012,182	999,220	2,019,992	2,017,716
of which, Flights	36,152	33,814	70,494	67,775
Wheelchair transports	6,855	16,138	14,683	32,715
Nurse Navigation encounters	28,909	19,308	57,031	38,479
Non-transport	278,480	281,395	552,400	551,672
Total patient encounters	1,362,578	1,349,875	2,714,600	2,708,357

Net transport revenue per ambulance transport	$1,370	$1,351	$1,365	$1,305

Other key performance indicators:
Emergent air transport requests	80,577	76,933	155,790	152,774
Air base count	385	381	385	381
Weather cancellation rate for emergent air transports	15.5%	18.5%	16.3%	18.2%
Same market revenue growth	3.8%	12.1%	5.7%	13.4%
Net cash capital expenditures (in thousands)	$66,400	$40,303	$120,411	$78,931
Cash used in aircraft financing arrangements (in thousands)	$27,486	$24,405	$52,478	$49,500

Payor mix (as a percentage of net transport revenue):
Medicare	26%	24%	25%	25%
Medicaid	9%	8%	9%	8%
Commercial insurance and managed care	54%	59%	56%	58%
Other third-party payors	9%	7%	8%	7%
Self-pay	2%	2%	2%	2%
Net transport revenue	100%	100%	100%	100%

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

Emergent Air Transport Requests: We calculate the number of emergent air transport requests as the volume of requests we receive for emergent air transports within a given period, excluding non-emergent air transport requests. Not all transport requests result in a patient transport due to factors such as weather and other uncontrollable cancellations, in addition to staffing availability, maintenance and other controllable cancellations. 36.4% and 39.0% of cancellations of emergent air requests were attributable to weather and other uncontrollable factors for the three months ended June 30, 2026 and 2025, respectively. 19.2% and 17.5% of cancellations of emergent air requests were attributable to staffing availability, maintenance and other controllable factors for the three months ended June 30, 2026 and 2025, respectively. 36.8% and 38.4% of cancellations of emergent air requests were attributable to weather and other uncontrollable factors for the six months ended June 30, 2026 and 2025, respectively. 18.4% and 17.7% of cancellations of emergent air requests were attributable to staffing availability, maintenance and other controllable factors for the six months ended June 30, 2026 and 2025, respectively.

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

Results of Operations

The following table sets forth the various components of our condensed consolidated statements of operations for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30,		2026 v.	June 30,		2026 v.
	2026	2025	2025 Change	2026	2025	2025 Change
Statement of Operations Data (in thousands other than percentages):
Net revenue	$1,490,286	$1,442,011	3.3%	$2,947,862	$2,809,418	4.9%
Operating expenses:
Employee wages, benefits and taxes	924,522	742,617	24.5%	1,694,528	1,477,375	14.7%
Maintenance, fuel and other direct expenses	136,417	112,617	21.1%	255,037	224,428	13.6%
Insurance expense	50,877	51,301	(0.8)%	93,856	84,953	10.5%
Other operating expenses	231,900	220,908	5.0%	459,994	436,714	5.3%
Depreciation and amortization	76,956	72,507	6.1%	152,323	147,634	3.2%
Impairment of assets held for sale and other investments	—	—	nm	—	14,100	nm
Acquisition, integration and other charges	12,925	1,055	1,125.1%	16,537	5,356	208.8%
Total operating expenses	1,433,597	1,201,005	19.4%	2,672,275	2,390,560	11.8%
Operating income	56,689	241,006	(76.5)%	275,587	418,858	(34.2)%
Interest expense, net	76,848	108,516	(29.2)%	160,022	222,201	(28.0)%
Equity in (earnings) losses of unconsolidated affiliates	(436)	(272)	60.3%	(899)	(2,574)	(65.1)%
Other (income) loss, net	(425)	10,468	(104.1)%	(6,769)	9,546	(170.9)%
Net income (loss) before income taxes	(19,298)	122,294	(115.8)%	123,233	189,685	(35.0)%
Income tax (benefit) expense	8,980	41,533	(78.4)%	45,175	70,900	(36.3)%
Net income (loss)	$(28,278)	$80,761	(135.0)%	$78,058	$118,785	(34.3)%

nm – Not meaningful

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenue

Total revenue for the three months ended June 30, 2026 was $1,490.3 million compared to $1,442.0 million for the three months ended June 30, 2025. Net transport revenue increased $40.3 million, or 2.9%, to $1,435.9 million for the three months ended June 30, 2026, compared to $1,395.6 million for the same prior year period. The increase in net transport revenue was attributable to a 1.4% increase in net revenue per transport, driven by a favorable mix shift from non-emergent to emergent transports and improvements in net revenue per transport on a comparable basis. In addition, air transport volume increased 6.9%, primarily due to strong demand and improved capture rate compared to the prior-year period, while ground transport volume increased 1.3%. Comparability between periods was affected by changes in estimates related to revenues subject to the No Surprises Act ("NSA"). Favorable changes in revenue estimates recognized during the three months ended June 30, 2026 were approximately $74.3 million lower than those recognized in the prior-year period. The prior-year period benefited from favorable developments in estimated collections associated with claims from earlier dates of service. As a result, the year-over-year growth in net transport revenue was partially offset by a less favorable contribution from changes in revenue estimates related to NSA claims. Complementary revenue increased $8.0 million, or 17.2%, to $54.4 million for the three months ended June 30, 2026, compared to $46.4 million for the same prior year period due primarily to increased standby and special events.

Operating Expenses

Employee wages, benefits and taxes. Employee wages, benefits and taxes expense increased $181.9 million, or 24.5%, to $924.5 million for the three months ended June 30, 2026, compared to $742.6 million for the same prior year period. The increase period-over-period was primarily driven by increased stock award expense of $129.6 million driven by the vesting of restricted stock units and non-cash settled performance stock units triggered upon the consummation of the IPO on May 14, 2026 and achievement of certain performance targets on such date, as applicable. Additionally, during the three months ended June 30, 2026, there were merit and other wage adjustments to attract and retain staff of approximately $26.0 million and increased health insurance expense of $11.2 million, driven by premium costs and claims volume year-over-year.

Maintenance, fuel and other direct expenses. Maintenance, fuel and other direct expenses increased $23.8 million, or 21.1%, to $136.4 million for the three months ended June 30, 2026, compared to $112.6 million for the same prior year period. The increase was primarily driven by increased fuel unit and volume costs period-over-period of $10.1 million and $1.6 million, respectively, and increased aircraft maintenance expense of $9.2 million primarily related to timing of scheduled maintenance events.

Insurance expense. Insurance expense decreased $0.4 million, or 0.8%, to $50.9 million for the three months ended June 30, 2026, compared to $51.3 million for the same prior year period.

Other operating expenses. Other operating expenses increased $11.0 million, or 5.0%, to $231.9 million for the three months ended June 30, 2026, compared to $220.9 million for the same prior year period. Other operating expenses primarily consist of outside services expense and general and administrative expense. Outside services expense remained consistent at $42.4 million for the three months ended June 30, 2026 and 2025, respectively. General and administrative expense increased $11.0 million, or 6.2%, to $189.5 million for the three months ended June 30, 2026, compared to $178.5 million for the same prior year period, primarily driven by increased systems integration and enhancement expenses of $2.0 million, software licensing and development of $2.6 million and travel expenses of $2.7 million.

Depreciation and amortization. Depreciation and amortization expenses increased $4.5 million, or 6.1%, to $77.0 million for the three months ended June 30, 2026, compared to $72.5 million for the same prior year period. Depreciation expense of property and equipment increased $5.6 million, or 10.8%, to $57.4 million for the three months ended June 30, 2026, compared to $51.8 million for the same prior year period. Depreciation and amortization of finance right-of-use assets decreased $0.5 million, or 12.8%, to $3.4 million for the three months ended June 30, 2026, compared to $3.9 million for the same prior year period. Amortization expense decreased $0.6 million, or 3.6%, to $16.2 million for the three months ended June 30, 2026, compared to $16.8 million for the same prior year period, driven by acceleration of amortization related to a prior period acquisition no longer in operation.

Impairment of assets held for sale and other investments. There was no impairment of assets held for sale or strategic cost investments for the three months ended June 30, 2026 or 2025, respectively.

Acquisition, integration and other charges. Acquisition, integration and other charges increased $11.8 million, or 1,125.1%, to $12.9 million for the three months ended June 30, 2026, compared to $1.1 million for the same prior year period. The period-over-period increase was driven by $12.7 million in fees associated with the IPO on May 14, 2026.

Interest expense, net. Interest expense, net decreased $31.7 million, or 29.2%, to $76.8 million for the three months ended June 30, 2026, compared to $108.5 million for the same prior year period. The decrease was driven by lower interest rates achieved in conjunction with 2025 debt refinancing transaction, the $670.0 million paydown of the term loans outstanding during the three months ended June 30, 2026, and mark-to-market changes on our interest rate swap agreements.

Other (income) loss, net. Other (income) loss, net increased $10.9 million, or 104.1%, to income of $0.4 million for the three months ended June 30, 2026, compared to a loss of $10.5 million for the same prior year period. There was a loss on divestiture of businesses of $5.3 million for the three months ended June 30, 2025, mainly driven by the net working capital finalization for the divestiture of our fire services business. Additionally, there was a loss on a strategic cost investment of $6.2 million for the three months ended June 30, 2025.

Income Tax (benefit) expense. Income tax expense decreased $32.6 million, or 78.4%, to an expense of $9.0 million for the three months ended June 30, 2026, compared to an expense of $41.5 million for the same prior year period. Our effective tax rate was 46.5% for the three months ended June 30, 2026, compared to an effective tax rate of 34.0% for the same prior year period. The difference in our effective tax rate was primarily driven by the amount of 2026 net income before income taxes, current year non-deductible executive compensation, and a current year benefit related to a decrease in the valuation allowance.

Results of Operations

We reported net loss of $28.3 million for the three months ended June 30, 2026, compared to net income of $80.8 million for the same prior year period. Operating income for the three months ended June 30, 2026 was $56.7 million, a decrease of $184.3 million, or 76.5%, over the same prior year period. The year-over-year decrease in net income and operating income was primarily due to increased operating expenses primarily associated with employee wages, benefits and taxes of $181.9 million, and certain other operating expenses, partially offset by $48.3 million of increased net revenues.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenue

Total revenue for the six months ended June 30, 2026 was $2,947.9 million compared to $2,809.4 million for the six months ended June 30, 2025. Net transport revenue increased $131.0 million, or 4.8%, to $2,852.8 million for the six months ended June 30, 2026, compared to $2,721.8 million for the same prior year period. The increase in net transport revenue was attributable to a 4.5% increase in net revenue per transport, driven by a favorable mix shift from non-emergent to emergent transports and improvements in net revenue per transport on a comparable basis. In addition, air transport volume increased 4.0%, primarily due to strong demand and improved capture rate compared to the prior-year period, while total ground transports increased 0.1% as increased emergent ground volumes were partially offset by non-emergent ground contract exits. Comparability between periods was affected by changes in estimates related to revenues subject to the NSA. Favorable changes in revenue estimates recognized during the six months ended June 30, 2026 were approximately $113.5 million lower than those recognized in the prior-year period. The prior-year period benefited from favorable developments in estimated collections associated with claims from earlier dates of service. As a result, the year-over-year growth in net transport revenue was partially offset by a less favorable contribution from changes in revenue estimates related to NSA claims. Complementary revenue increased $7.5 million, or 8.6%, to $95.1 million for the six months ended June 30, 2026, compared to $87.6 million due to standby and special event and other non-transport related revenue.

Operating Expenses

Employee wages, benefits and taxes. Employee wages, benefits and taxes expense increased $217.1 million, or 14.7%, to $1,694.5 million for the six months ended June 30, 2026, compared to $1,477.4 million for the same prior year period. The increase period-over-period was primarily driven by increased stock award expense of $126.9 million driven by vesting of restricted stock units and non-cash settled performance stock units triggered upon the consummation of the IPO on May 14, 2026 and achievement of certain performance targets on such date, as applicable. Additionally, during the six months ended June 30, 2026, there were merit and other wage adjustments to attract and retain staff of approximately $51.7 million and increased health insurance expense of $20.1 million, driven by premium costs and claims volume year-over-year.

Maintenance, fuel and other direct expenses. Maintenance, fuel and other direct expenses increased $30.6 million, or 13.6%, to $255.0 million for the six months ended June 30, 2026, compared to $224.4 million for the same prior year period. The increase was primarily driven by increased fuel unit and volume costs period-over-period of $12.8 million and $1.3 million, respectively, increased aircraft maintenance expense of $9.9 million, and increased costs related to medical supplies of $3.9 million.

Insurance expense. Insurance expense increased $8.9 million, or 10.5%, to $93.9 million for the six months ended June 30, 2026, compared to $85.0 million for the same prior year period, primarily driven by increased professional liability related claims and third-party premium expenses.

Other operating expenses. Other operating expenses increased $23.3 million, or 5.3%, to $460.0 million for the six months ended June 30, 2026, compared to $436.7 million for the same prior year period. Other operating expenses primarily consist of outside services expense and general and administrative expense. Outside services expense increased $1.2 million, or 1.4%, to $85.8 million for the six months ended June 30, 2026, compared to $84.6 million for the same prior year period. General and administrative expense increased $22.1 million, or 6.3%, to $374.2 million for the six months ended June 30, 2026, compared to $352.1 million for the same prior year period, primarily driven by increased systems integration and enhancement expenses of $5.4 million, software licensing and development of $5.1 million, travel expenses of $4.3 million, and freight of $2.0 million.

Depreciation and amortization. Depreciation and amortization expenses increased $4.7 million, or 3.2%, to $152.3 million for the six months ended June 30, 2026, compared to $147.6 million for the same prior year period. Depreciation expense of property and equipment increased $9.8 million, or 9.5%, to $113.0 million for the six months ended June 30, 2026, compared to $103.2 million for the same prior year period. Depreciation and amortization of finance right-of-use assets decreased $0.9 million, or 11.4%, to $7.0 million for the six months ended June 30, 2026, compared to $7.9 million for the same prior year period. Amortization expense decreased $4.2 million, or 11.5%, to $32.3 million for the six months ended June 30, 2026, compared to $36.5 million for the same prior year period, driven by acceleration of amortization related to a prior period acquisition no longer in operation.

Impairment of assets held for sale and other investments. There was no impairment of assets held for sale or strategic cost investments for the six months ended June 30, 2026. For the six months ended June 30, 2025, impairment charges of $14.1 million were recorded related to a strategic cost investment.

Acquisition, integration and other charges. Acquisition, integration and other charges increased $11.2 million, or 208.8%, to $16.5 million for the six months ended June 30, 2026, compared to $5.4 million for the same prior year period. The period-over-period increase was driven by fees associated with the IPO on May 14, 2026.

Interest expense, net. Interest expense, net decreased $62.2 million, or 28.0%, to $160.0 million for the six months ended June 30, 2026, compared to $222.2 million for the same prior year period. The decrease was driven by lower interest rates achieved in conjunction with 2025 debt refinancing transaction, the $670.0 million paydown of term loans outstanding during the six months ended June 30, 2026, in addition to mark-to-market changes on our interest rate swap agreements.

Other (income) loss, net. Other (income) loss, net increased $16.3 million, or 170.9%, to income of $6.8 million for the six months ended June 30, 2026, compared to a loss of $9.5 million for the same prior year period. There was market volatility on investments held by our captive insurance program for each of the six months ended June 30, 2026 and 2025. There was a loss on divestiture of businesses of $3.8 million for the six months ended June 30, 2025, mainly driven by the net working capital finalization for the divestitures of businesses during 2024. Additionally, there was a loss on a strategic cost investment of $6.2 million for the six months ended June 30, 2025.

Income Tax (benefit) expense. Income tax expense decreased $25.7 million, or 36.3%, to an expense of $45.2 million for the six months ended June 30, 2026, compared to an expense of $70.9 million for the same prior year period. Our effective tax rate was 36.7% for the six months ended June 30, 2026, compared to an effective tax rate of 37.4% for the same prior year period. The difference in our effective tax rate was primarily driven by the amount of 2026 net income before taxes, current year non-deductible executive compensation, and a current year benefit related to a decrease in the valuation allowance.

Results of Operations

We reported net income of $78.1 million for the six months ended June 30, 2026, compared to net income of $118.8 million for the same prior year period. Operating income for the six months ended June 30, 2026 was $275.6 million, a decrease of $143.3 million, or 34.2%, over the same prior year period. The year-over-year decrease in net income and operating income was primarily due to increased operating expenses primarily associated with employee wages, benefits and taxes of $217.1 million, and certain other operating expenses, partially offset by $138.5 million of increased net revenues and decreased interest expense of $62.2 million.

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

Adjusted EBITDA is an analytical indicator used by management and the healthcare industry to evaluate company performance and allocate resources. Adjusted EBITDA should not be considered in isolation or as an alternative to net income (loss), cash flows from operations, investing or financing activities, or other financial statement data presented in the unaudited condensed consolidated financial statements as indicators of financial performance. Because Adjusted EBITDA is not a measure determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted

EBITDA as presented may not be comparable to other similarly titled measures of other companies and may not be comparable to similarly titled measures used in debt compliance calculations. Net income (loss) is the financial measure calculated and presented in accordance with GAAP that is most comparable to Adjusted EBITDA, as defined.

Below is a reconciliation of net income (loss) to EBITDA, Adjusted EBITDA, and Lender Defined Adjusted EBITDA for the periods presented:

	Three Months Ended			Six Months Ended
	June 30,		2026 v.	June 30,		2026 v.
(in thousands)	2026	2025	2025 Change	2026	2025	2025 Change
Net income (loss)	$(28,278)	$80,761	(135.0)%	$78,058	$118,785	(34.3)%
Interest expense, net	76,848	108,516	(29.2)%	160,022	222,201	(28.0)%
Income tax provision (benefit)	8,980	41,533	(78.4)%	45,175	70,900	(36.3)%
Depreciation and amortization	76,956	72,507	6.1%	152,323	147,634	3.2%
EBITDA	$134,506	$303,317	(55.7)%	$435,578	$559,520	(22.2)%
Management fees(1)	1,744	2,705	(35.5)%	4,721	5,410	(12.7)%
Stock-based compensation(2)	132,602	2,987	4,339.3%	132,511	5,592	2,269.7%
Professional fees and other expenses for non-recurring matters(3)	16,234	2,821	475.5%	23,145	7,375	213.8%
Debt refinancing fees paid to (received from) third parties(4)	239	(10)	(2,490.0)%	559	373	49.9%
Impairment of assets held for sale and other investments(5)	—	—	nm	—	14,100	nm
(Gain) loss on divestiture of businesses(6)	—	5,259	nm	—	3,837	nm
Realized and unrealized (gain) loss, net(7)	(353)	5,767	(106.1)%	(6,027)	7,002	(186.1)%
Equity method investment (income) loss(8)	(436)	(272)	60.3%	(899)	(2,574)	(65.1)%
Adjusted EBITDA	$284,536	$322,574	(11.8)%	$589,588	$600,635	(1.8)%
Loss (gain) on disposal of assets (non-cash)(9)	779	1,186	(34.3)%	1,855	5,291	(64.9)%
Membership adjustment(10)	(937)	(1,088)	(13.9)%	1,829	(271)	(774.9)%
Newly opened locations(11)	3,696	1,011	265.6%	7,184	3,971	80.9%
Lender Defined Adjusted EBITDA	$288,074	$323,683	(11.0)%	$600,456	$609,626	(1.5)%

nm – Not meaningful

(1)	Represents management/director fees paid to directors and KKR in connection with the ownership and financial management of the Company and procurement diagnostics and operational support provided by KKR and its affiliates, including under the Monitoring Agreement (as defined in the IPO Prospectus). The Monitoring Agreement was terminated upon completion of the IPO.
(2)	Represents the stock compensation expense associated with the vesting of stock options and other equity awards, related primarily to the vesting of certain awards based on the consummation of the IPO and achievement of certain performance targets on such date, as applicable, as well as the estimate of achievement of the cash-settled performance stock units as discussed in Note 15 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

(3)	Represents fees and expenses incurred in connection with certain business combinations and divestitures, as well as other fees and expenses incurred in connection with distinct transactions and matters unrelated to our normal and continued business operations, as further described below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Acquisition and divestiture fees paid to (received from) third parties(i)	455	1,190	1,861	3,204
Executive management severance fees(ii)	124	(65)	1,326	717
Legal settlements and government affairs(iii)	500	(1,748)	1,507	(894)
Initial public offering related fees paid to third parties(iv)	12,715	—	12,715	—
Other(v)	2,440	3,444	5,736	4,348
Total professional fees and other expenses for non-recurring matters	$16,234	$2,821	$23,145	$7,375

(i)	Represents fees incurred in connection with potential and completed business combinations and divestitures of certain asset groups. These costs primarily represent diligence costs, transaction costs, and integration costs, and consist primarily of third party financial advisory, legal, and consulting fees. Such costs are specific to acquisition and divestiture activity that would not have otherwise been incurred in connection with our ordinary course business operations.
(ii)	Fees incurred in the three and six months ended June 30, 2026 and 2025 primarily related to severance costs in connection with our targeted market exit strategies executed during such periods, in each case, to optimize our cost structure and enhance our operating effectiveness. These activities were undertaken to meet specific business objectives. In addition, these amounts represent discrete costs outside the ordinary course of business that are distinct from normal, recurring operating expenses.
(iii)	For the periods presented, amounts primarily relate to certain regulatory initiatives in California that are non-routine and not expected to continue.
(iv)	Represents third party fees and expenses incurred in connection with the IPO, which was consummated on May 14, 2026.
(v)	Represents other third-party fees and expenses incurred in connection with distinct transactions and matters unrelated to our normal and continued business operations, including major system implementation and enhancements relating to the integration of our timekeeping and electronic patient care charting systems.
(4)	Represents fees associated with our long-term debt refinancing consummated during fiscal year 2025, which primarily consisted of fees incurred for third party legal, accounting and tax consulting in connection with the debt refinancing.
(5)	Impairment of assets held for sale and other investments includes impairment charges of $14.1 million related to a strategic cost investment for the six months ended June 30, 2025. There was no impairment on assets held for sale or strategic cost investments for the three and six months ended June 30, 2026.
(6)	(Gain) loss on divestiture of businesses for the three and six months ended June 30, 2025 was $5.3 million and $3.8 million, respectively, related to net working capital finalization for the divestiture of our coordinated care and fire businesses. There was no (gain) loss on divestiture of businesses recorded for the three and six months ended June 30, 2026.
(7)	Realized and unrealized (gain) loss, net represents changes in the fair value of equity securities for the three and six months ended June 30, 2026 and 2025, respectively. Additionally, during the six months ended June 30, 2026, a certain cost method investment was sold for a (gain) of ($6.9) million. There was a loss on a strategic cost investment of $6.2 million for the six months ended June 30, 2025.

(8)	We use the equity method of accounting to recognize our proportionate share of net income (loss) generated by our noncontrolling interest in Banner health system emergency air joint venture in Arizona.
(9)	Represents non-cash losses associated with the disposal of non-core, non-revenue generating assets and aircraft, including vehicles and other assets.
(10)	Membership program revenue and expenses are recorded over the estimated duration for each membership for GAAP purposes. This item represents an adjustment to reflect membership program revenue and expenses on a cash basis.
(11)	The amount of any loss attributable to a new plant, facility or base until the date that is 24 months after the date of commencement of construction or the date of acquisition, may be added back to EBITDA. As such, the amount represents any losses incurred in the months preparing and opening the new base, and any losses incurred in the 24 months subsequent to the base opening.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents totaling $420.0 million. As of June 30, 2026, the maximum amount available under the A&R ABL Facility (as defined below) was $800.0 million, with $103.7 million of letters of credit outstanding, which impact the available credit under the A&R ABL Facility and a maximum amount available to draw under the A&R ABL Facility of $696.3 million. These letters of credit primarily secure the obligations of AMR’s operations and the Company’s captive insurance program. As of June 30, 2026, we had $348.0 million of purchase commitments for aircraft, of which $147.9 million were scheduled to be payable during the year ending December 31, 2026.

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

Tax Receivable Agreement

The Company is party to a Tax Receivable Agreement ("TRA") under which it is generally required to make payments to participating stockholders and certain management party participants based on a specified percentage of tax benefits realized from certain tax attributes existing as of the IPO date. The amount and timing of future payments under the TRA depend on a number of factors, including the generation of future taxable income, the utilization of covered tax attributes, applicable tax rates, and changes in the Company's assessment of the realizability of related deferred tax assets.

As of June 30, 2026, the Company had a TRA liability of $468.4 million. Future payments under the TRA are expected to be funded through cash flows from operations. Because payments are generally based on tax benefits actually realized by the Company, management believes the associated tax savings will provide a source of liquidity to satisfy these obligations. However, actual payments may differ from current estimates as a result of changes in taxable income, tax laws, tax rates, utilization of tax attributes, valuation allowance assessments, or other factors affecting the realization of the underlying tax benefits. Accordingly, the TRA may have a material impact on the Company's future liquidity and capital resources.

Beginning with the 2026 taxable year, annual TRA payments are generally determined upon the filing of the applicable income tax returns and bear interest from the original due date of the return through the payment date at a rate equal to SOFR plus 1.0%. Management believes that existing cash balances, cash generated from operations, and available borrowing capacity will be sufficient to meet anticipated obligations under the TRA as they become due.

Indebtedness

Long-term borrowings as of the dates shown consisted of the following:

	June 30,	December 31,
	2026	2025
(in thousands)
2032 First Lien Term Loan (as defined below)	$2,912,000	$3,600,000
2032 Secured Notes (as defined below)	1,000,000	1,000,000
A&R ABL Facility(1)	—	—
Other long-term debt, including promissory notes related to aircraft purchases	559,296	503,886
Finance leases	96,417	96,767
Total long-term debt (inclusive of finance lease obligations)	$4,567,713	$5,200,653
(1)	Excludes $103.7 million of letters of credit outstanding as of June 30, 2026.

We were in compliance with all applicable financial covenants as of June 30, 2026.

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

Borrowings of 2032 First Lien Term Loans under the A&R First Lien Credit Agreement bear interest at a rate per annum equal to, at GMR, Inc.’s option, (a) the forward-looking term SOFR rate published by CME Group Benchmark Administration Limited for the interest period relevant to such borrowing (“Term SOFR”) plus an additional margin equal to 3.50% or (b) a base rate (the “Base Rate”) determined by reference to the highest of (1) the prime lending rate, (2) the federal funds effective rate plus 0.50% and (3) Term SOFR for a one-month interest period plus 1.00%, in each case, plus an additional margin equal to 2.50%, in each case of clauses (a) and (b) above, subject to a 0.25% reduction following achievement of a public corporate family rating by Moody’s equal to or higher than B1. On May 18, 2026, Moody’s upgraded GMR’s corporate family rating to B1 from B2. Pursuant to the terms of the Company’s senior secured term loan due 2032, the ratings upgrade resulted in a 25 basis point reduction in the applicable interest rate, effective upon the upgrade.

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

Historical Cash Flow Information

The following summarizes our primary sources (uses) of cash in the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash flows provided by (used in) operating activities	$217,326	$218,673
Cash flows provided by (used in) investing activities	(126,448)	(107,696)
Cash flows provided by (used in) financing activities	(286,141)	(6,134)
Total	$(195,263)	$104,843

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Operating activities. Cash provided by operating activities decreased $1.4 million to $217.3 million for the six months ended June 30, 2026, compared to $218.7 million for the same prior year period.

Investing activities. Cash used in investing activities increased $18.7 million to $126.4 million for the six months ended June 30, 2026, compared to $107.7 million for the same prior year period. The increase was primarily driven by increased purchases of property and equipment during the six months ended June 30, 2026, partially offset by the sale of a cost investment during 2026.

Financing activities. Cash used in financing activities increased $280.0 million to $286.1 million for the six months ended June 30, 2026, compared to $6.1 million for the same prior year period. The increase was primarily driven by the paydown of approximately $670.0 million outstanding borrowings under the 2032 First Lien Term Loan, and cash redemptions of Series B Preferred Stock of $549.5 million during 2026, offset by proceeds received from the issuance of common stock of $446.8 million in our IPO, and proceeds received from the issuance of private placement warrants of $500.0 million.

Contractual Obligations and Other Commitments

As of June 30, 2026, there have been no significant changes to our contractual obligations and other commitments as disclosed in the IPO Prospectus, other than as described elsewhere in this Form 10-Q and other payments made in the ordinary course of business.

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

Tax Receivable Agreement

Following the IPO, we expect to utilize certain pre-IPO tax assets (including federal net operating losses, deferred interest deductions, tax basis in amortizable or depreciable assets, and certain deductible expenses attributable to the transactions related to the IPO) that arose prior to or in connection with the IPO, which tax benefits are expected to reduce our future tax payments.

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

We consider our critical accounting policies and estimates to be those that involve significant judgments and uncertainties and may potentially result in material different results under different assumptions and conditions. There have been no material changes to our critical accounting policies and estimates from those disclosed in the IPO Prospectus which is hereby incorporated by reference, except as discussed below.

Income Taxes and Tax Receivable Agreement Liability

The Company is also party to a TRA, under which future payments are based on the realization of certain tax benefits.  As a result, the estimated TRA liability is dependent upon many of the same assumptions used in assessing the realizability of the related deferred tax assets.  Changes in management’s assessment of the valuation allowance may have a corresponding impact on the estimated TRA liability.  For example, increases in the valuation allowance may reduce the amount of tax benefits expected to be realized and therefore decrease the estimated TRA liability, while decreases in the valuation allowance may increase expected future tax benefit realization and result in an increase in the estimated TRA liability.  Accordingly, the measurement of both deferred tax assets and the TRA liability requires significant judgment and is sensitive to changes in assumptions regarding future operating results, taxable income, tax rates, and other factors affecting the realizability of deferred tax assets.

Recent Accounting Pronouncements

Refer to Note 2 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt and interest rate swaps to manage our exposures to changes in interest rates. Our variable rate debt instruments are primarily indexed to SOFR. Interest rate changes would result in gains or losses in market value of our fixed rate debt portfolio due to differences in market interest rate and the rates at the inception of the debt agreements. Based upon our indebtedness at June 30, 2026, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $29.5 million annually.

Our cost of operations is affected by changes in the price and availability of fuel. The average cost of aircraft fuel per gallon for the three  and six  months ended June 30, 2026 increased 28.8% and 22.6%, respectively, compared to the same prior year period. The average cost of vehicle fuel per transport for the three and six  months ended June 30, 2026 increased 33.9% and 20.9%, respectively, compared to the same prior year period. Patient transport volume for our operations can vary due to weather conditions and other factors. Therefore, the impact of a change in fuel cost based on current period volume is not necessarily indicative of the impact on subsequent years.

A 10% change in the fuel commodity price would impact our net earnings and cash flow by approximately $8.0 million annually.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this Part II, Item 1 can be found under Note 17, “Legal Matters” to the unaudited condensed consolidated financial statements included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the IPO Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Initial Public Offering

On May 14, 2026, we completed our IPO, in which we issued and sold 31,914,893 shares of our Class A common stock, par value $0.0001 per share, at an initial public offering price of $15.00 per share. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-295169), as amended, which was declared effective by the SEC on May 12, 2026. In our Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (the “1Q26 Form 10-Q”), we disclosed that the Company received net proceeds of $454.8 million for the Class A common stock, after deducting underwriting discounts and commissions of $23.9 million. Subsequent to filing the 1Q26 Form 10-Q, we determined that the offering-related expenses totaled $31.9 million and, accordingly, the Company received net proceeds of $446.8 million for the Class A common stock, after deducting underwriting discounts and commissions and such other offering-related expenses. For further information regarding the use of proceeds from the IPO, please refer to Part II, Item 2. of the 1Q26 Form 10-Q.

Purchases of Equity Securities

During the three months ended June 30, 2026, we did not repurchase any shares registered pursuant to Section 12 of the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Plans

On June 15, 2026, Jessica Hall, Chief Accounting Officer of the Company, entered into a “Rule 10b5-1 trading arrangement” (as defined in Regulation S-K Item 408) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The sales plan will be in effect until the earlier of (1) June 15, 2027 and (2) the date on which an aggregate of 40,529 shares of our Class A common stock have been sold under the plan.

Other than set forth above, during the quarter ended June 30, 2026, no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

GMR Solutions Inc.

Date: August 12, 2026	/s/ Nicola (Nick) Loporcaro
	Name:	Nicola (Nick) Loporcaro
	Title:	Chairman of the Board of Directors and Chief Executive Officer (Authorized Signatory)

Date: August 12, 2026	/s/ Brian Tierney
	Name:	Brian Tierney
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)