Form 10-Q
period 2026-09-30
GMR Solutions Inc.
filed 2026-11-09
CIK 1898718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, there were 66,698,468 shares of Class A common stock, par value $0.0001 per share, and no shares of Class B common stock, par value $0.0001 per share, of GMR Solutions Inc. issued and outstanding.

GMR SOLUTIONS INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

GMR Solutions Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and par value amounts)

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$297,987	$609,349
Insurance collateral	85,472	78,608
Accounts receivable, net	1,249,293	1,094,814
Spare parts, medical supplies and fuel	128,877	115,725
Prepaid expenses	88,040	105,014
Reinsurance recoverables	112,711	81,791
Other current assets	53,937	46,780
Total current assets	2,016,317	2,132,081
Property and equipment, net of accumulated depreciation of $1,351,267 and $1,223,603 at September 30, 2026 and December 31, 2025, respectively	1,462,548	1,361,278
Operating right-of-use assets	224,519	203,258
Finance right-of-use assets	77,046	85,030
Intangible assets, net	1,155,838	1,204,237
Goodwill	2,180,581	2,180,581
Other assets	403,499	315,580
Total assets	$7,520,348	$7,482,045
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	66,259	60,047
Accrued wages, benefits and taxes	299,660	339,710
Accrued interest	38,713	75,655
Other accrued liabilities	510,762	363,160
Current portion of lease obligations	76,138	78,717
Current portion of long-term debt	164,104	147,140
Total current liabilities	1,155,636	1,064,429
Operating lease obligations	193,227	171,880
Finance lease obligations	74,359	74,943
Long-term debt	4,096,043	4,898,769
Deferred income taxes	208,740	209,067
Tax receivable agreement liability	470,791	—
Insurance reserves	362,664	312,069
Other long-term liabilities	50,619	101,593
Total liabilities	6,612,079	6,832,750
Commitments and contingencies
Mezzanine equity:
Redeemable preferred stock	—	445,140
Total mezzanine equity	—	445,140
Stockholders' equity:
Class A Common stock, $0.0001 par value, 1,200,000,000 and 200,000,000 shares authorized, 66,698,468 and 22,096,835 shares issued and outstanding, respectively, as of September 30, 2026 and December 31, 2025	7	2
Class B Common stock, $0.0001 par value, 300,000,000 and no shares authorized and no shares issued or outstanding, respectively, as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	948,068	456,466
Retained earnings (deficit)	(45,879)	(259,492)
Accumulated other comprehensive income (loss)	6,073	7,179
Total stockholders' equity (deficit)	908,269	204,155
Total liabilities, mezzanine equity and stockholders' equity	$7,520,348	$7,482,045

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GMR Solutions Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net revenue	$1,595,555	$1,506,868	$4,543,417	$4,316,286
Operating expenses:
Employee wages, benefits and taxes	801,712	773,658	2,496,240	2,251,033
Maintenance, fuel and other direct expenses	150,034	119,922	405,071	344,350
Insurance expense	55,186	57,214	149,042	142,167
Other operating expenses	238,390	225,158	698,384	661,872
Depreciation and amortization	78,531	73,366	230,854	221,000
Impairment of assets held for sale and other investments	—	—	—	14,100
Acquisition, integration and other charges	10,231	40,976	26,768	46,332
Total operating expenses	1,334,084	1,290,294	4,006,359	3,680,854
Operating income	261,471	216,574	537,058	635,432
Interest expense, net	68,062	107,205	228,084	329,406
Loss on debt extinguishment	—	5,745	—	5,745
Equity in (earnings) losses of unconsolidated affiliates	(1,272)	(226)	(2,171)	(2,800)
Other (income) loss, net	220	(635)	(6,549)	8,911
Net income (loss) before income taxes	194,461	104,485	317,694	294,170
Income tax (benefit) expense	58,906	29,886	104,081	100,786
Net income (loss)	$135,555	$74,599	$213,613	$193,384

Net income (loss) available to common stockholders per share:
Basic	$1.69	$0.22	$0.99	$1.06
Diluted	$0.56	$0.07	$0.31	$0.32

Weighted-average common shares outstanding:
Basic	80,102,050	45,553,968	62,997,926	45,553,313
Diluted	242,376,462	148,330,947	200,337,433	148,619,004

Comprehensive income (loss):
Net income (loss)	135,555	74,599	213,613	193,384
Other comprehensive income (loss)
Unrealized holding gains (losses) on investments	(1,734)	685	(1,421)	1,524
Deferred income tax benefit (expense), net	385	(151)	315	(337)
Total other comprehensive income (loss), net of income tax	(1,349)	534	(1,106)	1,187
Comprehensive income (loss)	$134,206	$75,133	$212,507	$194,571

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GMR Solutions Inc.

CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts, unaudited)

					Accumulated		Redeemable
	Class A		Additional		Other	Total	Preferred
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders'	Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Shares	Amount
Balance at December 31, 2024	21,675,837	$2	$648,761	$(465,719)	$4,951	$187,995	962,632	$777,388
Stock-based compensation expense	—	—	520	—	—	520	—	—
Issuance of shares under stock award plan, net of shares withheld for cash taxes paid	148,750	—	498	—	—	498	—	—
Net income (loss)	—	—	—	38,024	—	38,024	—	—
Other comprehensive income (loss), net of tax benefit (expense) of ($0.1) million	—	—	—	—	364	364	—	—
Balance at March 31, 2025	21,824,587	$2	$649,779	$(427,695)	$5,315	$227,401	962,632	$777,388
Stock-based compensation expense	—	—	902	—	—	902	—	—
Repurchase of common stock	(10,533)	—	(86)	—	—	(86)	—	—
Issuance of shares under stock award plan, net of shares withheld for cash taxes paid	—	—	1	—	—	1	—	—
Net income (loss)	—	—	—	80,761	—	80,761	—	—
Other comprehensive income (loss), net of tax benefit (expense) of ($0.1) million	—	—	—	—	289	289	—	—
Balance at June 30, 2025	21,814,054	$2	$650,596	$(346,934)	$5,604	$309,268	962,632	$777,388
Stock-based compensation expense	—	—	374	—	—	374	—	—
Repurchase of common stock	—	—	—	—	—	—	—	—
Issuance of shares under stock award plan, net of shares withheld for cash taxes paid	—	—	(192,752)	—	—	(192,752)	(411,420)	(332,248)
Net income (loss)	—	—	—	74,599	—	74,599	—	—
Other comprehensive income (loss), net of tax benefit (expense) of ($0.2) million	—	—	—	—	534	534	—	—
Balance at September 30, 2025	21,814,054	$2	$458,218	$(272,335)	$6,138	$192,023	551,212	$445,140

Balance at December 31, 2025	22,096,835	$2	$456,466	$(259,492)	$7,179	$204,155	551,212	$445,140
Redemption of redeemable preferred stock	—	—	(97,323)	—	—	(97,323)	(189,050)	(152,671)
Stock-based compensation expense	—	—	(91)	—	—	(91)	—	—
Net income (loss)	—	—	—	106,336	—	106,336	—	—
Other comprehensive income (loss), net of tax benefit (expense) of $0.1 million	—	—	—	—	(408)	(408)	—	—
Balance at March 31, 2026	22,096,835	$2	$359,052	$(153,156)	$6,771	$212,669	362,162	$292,469
Redemption of redeemable preferred stock	—	—	(192,548)	—	—	(192,548)	(362,162)	(292,469)
Stock-based compensation expense	—	—	132,602	—	—	132,602	—	—
Issuance of shares under stock award plan, net of shares withheld for cash taxes paid	9,983	—	72	—	—	72	—	—
Issuance of warrants to purchase common stock	—	—	685,716	—	—	685,716	—	—
Issuance of common stock on initial public offering, net of underwriting discounts and commissions, and offering-related expenses of $31.9 million	31,914,893	3	446,789	—	—	446,792	—	—
Execution of tax receivable agreement	—	—	(468,413)	—	—	(468,413)	—	—
Net income (loss)	—	—	—	(28,278)	—	(28,278)	—	—
Other comprehensive income (loss), net of tax benefit (expense) of ($0.2) million	—	—	—	—	651	651	—	—
Balance at June 30, 2026	54,021,711	$5	$963,270	$(181,434)	$7,422	$789,263	—	$—
Stock-based compensation expense	—	—	10,129	—	—	10,129	—	—
Issuance of shares under stock award plan, net of shares withheld for cash taxes paid	12,676,757	2	(25,331)	—	—	(25,329)	—	—
Net income (loss)	—	—	—	135,555	—	135,555	—	—
Other comprehensive income (loss), net of tax benefit (expense) of $0.4 million	—	—	—	—	(1,349)	(1,349)	—	—
Balance at September 30, 2026	66,698,468	$7	$948,068	$(45,879)	$6,073	$908,269	—	$—

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GMR Solutions Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$213,613	$193,384
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	230,854	221,000
Amortization of deferred financing costs and debt discount	18,134	11,236
Paid-in-kind interest on long-term debt	—	22,450
Loss on debt extinguishment	—	5,745
Impairment of assets held for sale and other investments	—	14,100
(Gain) loss on divestiture of businesses	—	3,837
Stock-based compensation expense	142,640	1,796
Liability classified stock awards	(11,569)	9,557
Loss (gain) on disposal of property and equipment	1,822	8,435
Unrealized loss (gain) on marketable equity securities	1,298	270
Deferred income taxes	(12)	(7)
Other, net	(9,071)	3,419
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	(154,479)	(112,187)
Accounts payable	6,212	3,340
Accrued wages, benefits and taxes	(40,678)	26,983
Accrued interest	(36,942)	(5,930)
Accrued liabilities	84,041	(50,216)
Other assets and liabilities, net	(33,533)	5,958
Net cash provided by (used in) operating activities	412,330	363,170

Cash flows from investing activities:
Proceeds from divestiture of businesses	—	2,819
Proceeds from asset disposals related to sales and insurance recoveries	3,757	1,759
Purchases of property and equipment	(222,706)	(177,450)
Net change in investments held as insurance collateral	(697)	(1,475)
Purchases of investments held as insurance collateral	(100,862)	(31,631)
Sales and maturities of investments held as insurance collateral	92,452	38,607
Other investing activities, net	15,712	(4,384)
Net cash provided by (used in) investing activities	(212,344)	(171,755)

Cash flows from financing activities:
Payments on finance lease obligations	(9,669)	(11,123)
Principal payments on long-term debt	(988,650)	(687,159)
Payment of deferred financing costs	—	(6,188)
Proceeds from issuance of long-term debt	114,591	1,099,158
Issuance of common stock, net	446,905	—
Repurchase of common stock	—	(86)
Issuance of warrants to purchase common stock	500,000	—
(Redemption) issuance of redeemable preferred stock	(549,402)	(525,000)
Cash taxes paid on net settled stock awards	(25,348)	(288)
Other financing activities, net	90	787
Net cash provided by (used in) financing activities	(511,483)	(129,899)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(1)	—
(Decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(311,498)	61,516
Cash and cash equivalents, beginning of period (including restricted cash and restricted cash equivalents of $14.8 million and $16.6 million, respectively)	624,229	368,902
Cash and cash equivalents, end of period (including restricted cash and restricted cash equivalents of $14.7 million and $8.9 million, respectively)	$312,731	$430,418

Supplemental disclosure of cash flow information
Equipment (primarily aircraft) additions financed with the issuance of debt	$70,895	$24,622
Cash paid (received) during the period for:
Interest	$293,674	$307,763
Income taxes, net of refunds received	$43,687	$129,546

The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these statements.

GMR SOLUTIONS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

NOTE 1 – DESCRIPTION OF COMPANY

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and related disclosures. Management relies on historical experience and on various other assumptions believed to be reasonable under the circumstances to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates are involved in the valuation of accounts receivable and the estimation of revenue, intangible assets, derivatives,  income taxes, tax receivable agreement liability, insurance reserves, share-based compensation and goodwill. Actual amounts may differ from those estimates.

Restricted Cash

As of September 30, 2026 and December 31, 2025, the Company held restricted cash and cash equivalents of $13.4 million and $12.9 million, respectively, classified within “Insurance collateral” in the accompanying condensed consolidated balance sheets. The cash was restricted for the purpose of satisfying the obligations of the Company’s wholly-owned captive insurance subsidiary.

As of September 30, 2026 and December 31, 2025, the Company held restricted cash and cash equivalents of $1.3 million and $1.9 million, respectively, classified within “Other Assets” in the accompanying condensed consolidated balance sheets. The cash was restricted for the purpose of satisfying the obligations of the Company’s deferred compensation plan.

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

During each of the three and nine months ended September 30, 2026 and 2025, no shares of Class B common stock were outstanding.

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of the Company. The potential dilution from stock awards is accounted for using the treasury stock method and average market prices during the period. During the three and nine months ended September 30, 2026, there were 5.2 million and 2.7 million, respectively, shares issuable on the exercise of share-based awards and warrants that were excluded from the calculation of diluted net income (loss) available to common stockholders per share because the effect of their inclusion would have been anti-dilutive. During the three and nine months ended September 30, 2025, there were less than 0.1 million and approximately 0.3 million, respectively, shares issuable on the exercise of share-based awards that were excluded from the calculation of diluted net income (loss) available to common stockholders per share because the effect of their inclusion would have been anti-dilutive.

Presented below is basic and diluted EPS for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Net income (loss)	$135,555	$74,599	$213,613	$193,384
Undeclared dividends on redeemable preferred stock	—	(40,302)	(32,676)	(120,792)
Loss on redemption of redeemable preferred stock	—	(24,410)	(118,501)	(24,410)
Net income (loss) available to common stockholders	135,555	9,887	62,436	48,182

Weighted-average common shares outstanding:
Basic	80,102,050	45,553,968	62,997,926	45,553,313
Dilutive impact of stock awards outstanding	16,892,140	3,108,805	14,814,174	3,397,593
Dilutive impact of warrants to purchase common stock outstanding	145,382,272	99,668,174	122,525,333	99,668,098
Diluted	242,376,462	148,330,947	200,337,433	148,619,004

Net income (loss) available to common stockholders per share:
Basic	$1.69	$0.22	$0.99	$1.06
Diluted	$0.56	$0.07	$0.31	$0.32

There were 23.7 million warrants to purchase common stock issued for little to no consideration and therefore were included in the basic weighted-average common shares outstanding for the three and nine months ended September 30, 2026 and 2025.

NOTE 4 – REVENUE RECOGNITION

Net revenue for the three and nine months ended September 30, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Medicare	$380,632	$332,030	$1,099,763	$1,017,674
Medicaid	132,377	113,991	378,488	337,721
Commercial insurance and managed care (excluding Medicare and Medicaid managed care)	883,194	873,429	2,489,452	2,451,237
Other third-party payors	124,801	113,772	356,800	292,628
Self-pay	16,885	23,738	66,221	79,548
Net transport revenue	1,537,889	1,456,960	4,390,724	4,178,808
Complementary Revenue	57,666	49,908	152,693	137,478
Net revenue	$1,595,555	$1,506,868	$4,543,417	$4,316,286

Net transport revenue includes fee for service patient revenue, in addition to revenue earned from our membership programs and community subsidies. Complementary revenue primarily includes medical standby, special events and revenue earned from our contract with FEMA and other federal and state agencies to coordinate emergency medical services responses.

NOTE 5 – LEASE COMMITMENTS

Variable lease payments were $3.6 million and $3.4 million for the three months ended September 30, 2026 and 2025, respectively. Variable lease payments were $11.1 million and $10.6 million for the nine months ended September 30, 2026 and 2025, respectively. Variable expenses include common area maintenance, utilities, and other items as periodically billed by property management or the related lessor, and are included in operating lease costs.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$21,381	$19,912	$62,000	$58,753
Short-term lease cost	1,400	1,073	4,054	3,318

Finance lease cost:
Amortization of right-of-use assets	3,412	3,582	10,400	11,528
Interest on lease liabilities	1,372	1,234	4,262	3,876
Total finance lease cost	4,784	4,816	14,662	15,404
Total lease costs	$27,565	$25,801	$80,716	$77,475

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$64,182	$63,315
Operating cash flows for finance leases	$4,262	$3,876
Finance cash flows for finance leases	$9,669	$11,123

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$22,834	$18,437
Finance leases	$9,515	$—

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2026	December 31, 2025
Operating Leases:
Operating right-of-use assets	$224,519	$203,258

Current portion of operating lease obligations	$60,505	$56,893
Operating lease obligations	193,227	171,880
Total operating lease liabilities	$253,732	$228,773

Finance Leases:
Finance right-of-use assets	$157,859	$164,826
Accumulated amortization	(80,813)	(79,796)
Finance right-of-use assets, net	$77,046	$85,030

Current portion of finance lease obligations	$15,633	$21,824
Finance lease obligations	74,359	74,943
Total finance lease liabilities	$89,992	$96,767

Weighted Average Remaining Lease Term (in years):
Operating leases	5.75	5.82
Finance leases	7.69	7.21

Weighted Average Discount Rate:
Operating leases	7.10%	7.68%
Finance leases	5.96%	5.94%

Future commitments as of September 30, 2026 for lease liabilities related to premises, equipment and other recurring commitments are as follows (in thousands):

	Maturities of Lease Liabilities
Year Ending December 31,	Operating Leases	Finance Leases	Total
2026	$21,013	$6,931	$27,944
2027	70,512	19,157	89,669
2028	55,332	22,825	78,157
2029	46,143	12,898	59,041
2030	34,461	15,420	49,881
Thereafter	82,534	36,387	118,921
Total lease payments	$309,995	$113,618	$423,613
Less: Amount representing interest	(56,263)	(23,626)	(79,889)
Total	253,732	89,992	343,724
Less: Current lease obligation payments	(60,505)	(15,633)	(76,138)
Total long-term lease obligations	$193,227	$74,359	$267,586

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Intangible assets consist primarily of customer relationships and trade names. The table below illustrates the useful lives of each class of intangible assets and the remaining weighted average amortization period.

		Weighted Average
Amortizable Intangible Assets	Estimated Useful Life	Amortization Period
Membership lists	15 years	3.6
Customer relationships	10-20 years	11.5
Trade names	10 years	1.4
Non-compete and other	10-15 years	2.1

Intangible assets consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026			December 31, 2025
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount
Amortizable intangible assets
Customer relationships	$1,220,060	$(647,494)	$572,566	$1,220,060	$(604,508)	$615,552
Membership lists	92,000	(70,073)	21,927	92,000	(65,473)	26,527
Trade names	73,318	(72,051)	1,267	73,318	(71,302)	2,016
Non-compete and other	7,197	(7,019)	178	7,197	(6,955)	242
Total amortizing intangible assets	1,392,575	(796,637)	595,938	1,392,575	(748,238)	644,337

Non-amortizable intangible assets
Trade names	540,300	—	540,300	540,300	—	540,300
Certificates of need	19,600	—	19,600	19,600	—	19,600
Total non-amortizing intangible assets	559,900	—	559,900	559,900	—	559,900

Total intangibles, net	$1,952,475	$(796,637)	$1,155,838	$1,952,475	$(748,238)	$1,204,237

Aggregate amortization of intangible assets was $16.1 million and $16.8 million for the three months ended September 30, 2026 and 2025, respectively. Aggregate amortization of intangible assets was $48.4 million and $53.3 million for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 7 – OTHER ACCRUED LIABILITIES

Other accrued liabilities were as follows as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Insurance reserves	$157,461	$112,606
Deferred membership revenue	56,476	52,141
Quality assurance fee programs	49,451	22,484
Cash-settled performance stock unit liability	38,431	—
Accrued aircraft engines and parts	22,401	12,970
Federal and state tax liabilities	53,971	275
Patient refunds	17,614	22,880
Accrued legal fees and settlements	12,831	6,379
Other	102,126	133,425
Total other accrued liabilities	$510,762	$363,160

Deferred membership revenue, or contract liabilities, are primarily related to cash payments recorded in advance of satisfying the Company’s performance obligations related to sales of air and ground memberships. Deferred membership revenue balances of a long-term nature were $43.5 million and $41.1 million as of September 30, 2026 and December 31, 2025, respectively, classified under other long-term liabilities on the condensed consolidated balance sheets. As of September 30, 2026, the Company recognized $39.1 million of revenue that was included in the deferred revenue balance as of December 31, 2025. As of September 30, 2026, the weighted average remaining period over which revenue for unsatisfied performance obligations on memberships will be recognized was approximately 3.5 years.

NOTE 8 – REDEEMABLE PREFERRED STOCK

In May 2024, the Company entered into a Series B Preferred Stock and Warrant purchase agreement with certain investors, pursuant to which such investors agreed to purchase 962,632 shares of Series B preferred stock (“Preferred Stock”) together with warrants exercisable for up to 23.7 million shares of Class A common stock of the Company, for aggregate consideration of $934.6 million. The Preferred Stock has an initial value of $1,000.00 per share and accrues cumulative dividends of 15% per year, with a 1% increase on the fourth anniversary and on each subsequent anniversary of the issue date, up to a maximum of 19% per year. The dividends will continue to accrue unless specifically elected to be paid in cash by the Company and declared by the Company’s Board of Directors. Dividends are recorded when declared. Accumulated dividends as of September 30, 2026 and December 31, 2025, were zero and $147.7 million, respectively. The holders of Preferred Stock do not participate in dividends declared on common stock.

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

On May 12, 2026, the Company exchanged 138,632 shares of Preferred Stock for 12.4 million warrants to purchase shares of the Company’s Class A common stock at an exercise price of $0.01 per share, representing the stated value of the Preferred Stock plus the aggregate accrued and unpaid dividends, totaling $185.7 million.

On May 14, 2026, the Company redeemed 223,530 shares of Preferred Stock for an aggregate redemption price of $299.5 million, representing the stated value of the Preferred Stock plus the aggregate accrued and unpaid dividends.

As of September 30, 2026 and December 31, 2025, there were zero and 551,212 shares, respectively, of Preferred Stock issued and outstanding recorded as redeemable preferred stock on the condensed consolidated balance sheets.

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

As of September 30, 2026 and December 31, 2025, total warrants issued and outstanding were 169.1 million and 123.4 million, respectively.

NOTE 11 – LONG-TERM DEBT

Long-term debt consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

		Rate Terms
		as of
		September 30,	Maturity	September 30,	December 31,
	Type	2026	Date	2026	2025
Senior secured term loans (6.65% and 7.38% as of September 30, 2026 and December 31, 2025, respectively)	Variable	SOFR + 2.75%	October 1, 2032	$2,712,000	$3,600,000
Senior secured notes (7.38% as of September 30, 2026 and December 31, 2025, respectively)	Fixed	Fixed at 7.38%	October 1, 2032	1,000,000	1,000,000
Other long-term debt, including promissory notes related to aircraft purchases	Fixed	Various	Various	588,722	503,886
Total				$4,300,722	$5,103,886
Less current portion of long-term debt				(164,104)	(147,140)
Less unamortized deferred financing costs and debt discount				(40,575)	(57,977)
Long-term debt				$4,096,043	$4,898,769

As of September 30, 2026, the maximum available under the asset-based revolving credit facility (the “ABL Facility”) was $800.0 million. As of September 30, 2026, letters of credit outstanding, which impact the available credit under the ABL Facility, were $98.7 million, and the maximum amount available to draw under the ABL Facility was $701.3 million. These letters of credit primarily secure the obligations of the operations of AMR Holdco, Inc. (“AMR”), a ground ambulance provider, and the Company’s captive insurance program. At each of September 30, 2026 and December 31, 2025, the Company had not drawn on the ABL Facility.

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

On September 17, 2026, the Company completed a repricing of its senior secured term loan due 2032. In connection with this transaction, the Company voluntarily prepaid approximately $200.0 million of outstanding borrowings under the senior secured term loan due 2032 and reduced the applicable interest rate margin to the Secured Overnight Financing Rate (“SOFR”) by 50 basis points. All remaining terms remained consistent.

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

Level 3—Pricing inputs are unobservable as of the reporting date and reflect the Company’s own assumptions about the fair value of the asset or liability. Balances in this category include the Company’s estimate, using a combination of internal and external fair value analyses, of contingent consideration for historical acquisitions, and the Company’s current stock price and management’s estimate of the probability of achievement of specified performance targets related to cash-settled performance stock units. The expected timing of achievement is the fourth quarter of 2026.

The following table summarizes the valuation of the Company’s financial instruments by the above fair value hierarchy levels as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$59,096	$—	$—	$59,096
Marketable equity securities	12,954	—	—	12,954
Interest rate swap	—	35,522	—	35,522
Liabilities:
Contingent consideration	—	—	2,835	2,835
Cash-settled performance stock unit liability	—	—	38,431	38,431

	December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Assets:
Available-for-sale securities	$46,547	$4,903	$—	$51,450
Marketable equity securities	14,213	—	—	14,213
Interest rate swap	—	918	—	918
Liabilities:
Contingent consideration	—	—	2,835	2,835
Cash-settled performance stock unit liability	—	—	50,000	50,000
Interest rate swap	—	2,963	—	2,963

The contingent consideration balance classified as a Level 3 liability remained consistent during the nine months ended September 30, 2026, and is primarily related to contingent consideration associated with a prior acquisition.

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

Insurance collateral consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Available-for-sale securities:
U.S. Treasuries	$12,632	$2,778
Corporate and municipal bonds	46,464	43,769
Preferred or fixed rate cap securities	—	4,903
Total available-for-sale securities	59,096	51,450
Marketable equity securities	12,954	14,213
Cash deposits and other	13,422	12,945
Insurance Collateral	$85,472	$78,608

Amortized cost basis and aggregate fair value of the Company’s marketable securities as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Description:
U.S. Treasuries	$12,849	$—	$(217)	$12,632
Corporate and municipal bonds	47,849	130	(1,515)	46,464
Total available-for-sale securities	60,698	130	(1,732)	59,096
Marketable equity securities	11,737	1,484	(267)	12,954
Total securities	$72,435	$1,614	$(1,999)	$72,050

	December 31, 2025
	Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Description:
U.S. Treasuries	$2,778	$—	$—	$2,778
Corporate and municipal bonds	43,234	920	(385)	$43,769
Preferred or fixed rate cap securities	5,619	—	(716)	4,903
Total available-for-sale securities	51,631	920	(1,101)	51,450
Marketable equity securities	11,698	2,855	(340)	14,213
Total securities	$63,329	$3,775	$(1,441)	$65,663

As of September 30, 2026, available-for-sale securities included U.S. Treasuries, corporate bonds and fixed income securities of $11.2 million with contractual maturities within one year, $19.9 million with contractual maturities extending longer than one year through five years and $28.0 million with contractual maturities extending longer than five years. Actual maturities may differ from contractual maturities as a result of the Company's ability to sell these securities prior to maturity.

The Company evaluates the marketable debt securities portfolio to determine whether declines in fair value of these securities are related to credit loss. Management estimates credit losses on marketable debt securities utilizing a credit loss impairment model on a quarterly basis. We estimate expected credit losses, measured over the contractual life of debt securities, considering relevant issue specific factors, including, but not limited to, a decrease in credit ratings or an entity’s ability to pay. The Company is not aware of any specific factors indicating that the underlying issuers of the debt securities would not be able to pay interest as it becomes due or repay the principal amount at maturity. Therefore, the Company believes that the changes in the estimated fair values of these debt securities are related to market fluctuations, as such, there were no credit losses recognized as of September 30, 2026 and December 31, 2025.

The Company realized net gains on the sales and maturities of available-for-sale securities of $0.2 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively. The Company realized net gains on the sales and maturities of available-for-sale securities of $0.9 million and $1.4 million for the nine months ended September 30, 2026 and 2025, respectively.

Debt

Based on management’s estimates, the carrying value of the other long-term debt approximates fair value as of September 30, 2026 and December 31, 2025. The estimated fair value of the Company’s senior secured term loans and senior secured notes was approximately $3,707.5 million and $4,668.0 million and the outstanding principal amount was $3,712.0 million and $4,600.0 million as of September 30, 2026 and December 31, 2025, respectively. The Company’s debt is classified as Level 2 in the fair value hierarchy.

Other financial instruments

For all other financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to the short maturity of those instruments.

NOTE 13 – DERIVATIVE INSTRUMENTS

The Company uses interest rate swap agreements with major financial institutions to manage its exposure to fluctuations in interest rates on its variable-rate debt. Under the agreements, the Company makes interest payments based on the variable rate associated with the debt and periodically settled with its counterparties for the difference between the rate paid and the fixed rate. The Company elected not to apply hedge accounting to these instruments; therefore, mark-to-market changes are included in interest expense on the condensed consolidated statements of operations.

The following table summarizes the Company’s outstanding interest rate swap agreements:

			Notional		September 30, 2026		December 31, 2025
			Amount	Fixed	Fair Value	Balance Sheet	Fair Value	Balance Sheet
Trade Date	Effective Date	Maturity Date	(in millions)	Rate	(in millions)	Classification	(in millions)	Classification
August 2024	November 29, 2024	November 30, 2026	$600.0	3.69%	$0.3	Other assets	$(1.5)	Other long-term liabilities
March 2025	November 28, 2025	November 30, 2026	$600.0	3.70%	$0.3	Other assets	$(1.5)	Other long-term liabilities
November 2025	November 30, 2026	December 31, 2029	$600.0	3.29%	$25.4	Other assets	$0.9	Other assets
February 2026	November 30, 2026	December 31, 2028	$300.0	3.16%	$9.5	Other assets

The following table summarizes the fair value and balance sheet classification of the Company's outstanding interest rate swap agreements (in millions):

Balance Sheet	September 30,	December 31,
Classification	2026	2025
Other assets	$35.5	$0.9
Other long-term liabilities	$-	$3.0

Changes in fair value were recorded as interest expense in the condensed consolidated statements of operations. During the three months ended September 30, 2026 and 2025, the Company recorded a reduction of interest expense of $20.5 million and an increase to interest expense of $1.0 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded a reduction of interest expense of $37.6 million and an increase to interest expense of $7.7 million, respectively.

NOTE 14 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the tax effect on each component of “Other comprehensive income (loss)” for the three months ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended			For the Three Months Ended
	September 30, 2026			September 30, 2025
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized holding gains (losses) on investments	$(1,734)	$385	$(1,349)	$685	$(151)	$534
Other comprehensive income (loss)	$(1,734)	$385	$(1,349)	$685	$(151)	$534

The following table presents the tax effect on each component of “Other comprehensive income (loss)” for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2026			September 30, 2025
	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount	Before Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
Unrealized holding gains (losses) on investments	$(1,421)	$315	$(1,106)	$1,524	$(337)	$1,187
Other comprehensive income (loss)	$(1,421)	$315	$(1,106)	$1,524	$(337)	$1,187

The “Accumulated other comprehensive income (loss)” is detailed in the following table, net of tax (in thousands).

Accumulated Other Comprehensive Income (Loss)	Unrealized holding gains (losses) on investments	Defined benefit pension plan net gains (loss)	Total
Balance at December 31, 2024	$(1,199)	$6,150	$4,951
Other comprehensive income (loss) before reclassification	(441)	—	(441)
Amounts reclassified from accumulated other comprehensive income (loss)	805	—	805
Balance at March 31, 2025	$(835)	$6,150	$5,315
Other comprehensive income (loss) before reclassification	(325)	—	(325)
Amounts reclassified from accumulated other comprehensive income (loss)	614	—	614
Balance at June 30, 2025	$(546)	$6,150	$5,604
Other comprehensive income (loss) before reclassification	348	—	348
Amounts reclassified from accumulated other comprehensive income (loss)	186	—	186
Balance at September 30, 2025	$(12)	$6,150	$6,138

Balance at December 31, 2025	$(129)	$7,308	$7,179
Other comprehensive income (loss) before reclassification	(1,106)	—	(1,106)
Amounts reclassified from accumulated other comprehensive income (loss)	698	—	698
Balance at March 31, 2026	$(537)	$7,308	$6,771
Other comprehensive income (loss) before reclassification	521	—	521
Amounts reclassified from accumulated other comprehensive income (loss)	130	—	130
Balance at June 30, 2026	$114	$7,308	$7,422
Other comprehensive income (loss) before reclassification	(1,418)	—	(1,418)
Amounts reclassified from accumulated other comprehensive income (loss)	69	—	69
Balance at September 30, 2026	$(1,235)	$7,308	$6,073

NOTE 15 – STOCK COMPENSATION PROGRAM

On July 26, 2024, the Company’s Board of Directors approved and adopted the Second Amended and Restated GMR Solutions Inc. 2015 Stock Incentive Plan (the “2015 Equity Plan”). The 2015 Equity Plan authorizes equity awards to be granted to management and other personnel and key service providers. Awards granted under the plan include restricted and performance stock units, in addition to both time-based and performance-based stock option awards. The total number of shares of common stock authorized for issuance under the 2015 Equity Plan is 53.9 million shares. As of September 30, 2026, a total of 23.7 million equity awards were issued and outstanding.

Effective May 12, 2026, the Company’s Board of Directors and its majority stockholder adopted and approved the GMR Solutions Inc. 2026 Equity Incentive Plan (the “2026 Equity Plan”). The 2026 Equity Plan authorizes equity awards to be granted to management and other personnel and key service providers. Awards granted under the plan include restricted stock units and time-based stock option awards. The total number of shares of common stock authorized for issuance under the 2026 Equity Plan is 22.5 million. As of September 30, 2026, a total of 7.5 million equity awards were issued and outstanding. Concurrent with the adoption of the 2026 Equity Plan, the 2015 Equity Plan was frozen and no further awards will be granted under the 2015 Equity Plan. All outstanding awards under the 2015 Equity Plan will, however, continue to be governed by the existing terms of the plan and the applicable award agreements.

Under the 2015 Equity Plan, restricted stock units generally vest based on the satisfaction of both a liquidity event requirement, as defined in the 2015 Equity Plan, as amended, and continued service over three years in equal increments of 33 1/3% on each anniversary of the grant. The performance stock units vest based on the satisfaction of a liquidity event requirement, the achievement of certain performance targets at the time of the liquidity event, as defined in the 2015 Equity Plan, and continued service of three years or up to the time of the liquidity event, whichever occurs earlier. A portion of the performance stock unit awards may be cash-settled subject to the achievement of certain performance targets at December 31, 2026, as defined in the 2015 Equity Plan, not to exceed a total settlement of $50.0 million. As of September 30, 2026 and December 31, 2025, a liability of $38.4 million and $50.0 million, respectively, was recorded in other accrued liabilities and other long-term liabilities, respectively, on the condensed consolidated balance sheets for cash-settled performance stock units based on current estimates of achievement of performance targets.

Under the 2026 Equity Plan, restricted stock units and time-vested stock option awards generally vest based on continued service over three years in equal increments on each anniversary of the grant.

The Company recognized a net stock-based employee compensation benefit of $1.4 million and expense of $5.8 million for the three months ended September 30, 2026 and 2025, respectively, and stock-based employee compensation expense of $131.1 million and $11.4 million for the nine months ended September 30, 2026 and 2025, respectively. The net benefit for the three months ended September 30, 2026 related to a reduction to cash-settled performance stock units liability of $11.6 million, offset by expense recognized related to new grants under the 2026 Equity Plan. The expense for the nine months ended September 30, 2026 related primarily to the vesting of the restricted stock units and certain non-cash settled performance stock units issued under the 2015 Equity Plan, based on the consummation of the IPO and achievement of certain performance targets on such date, as applicable, in addition to new awards granted under the 2026 Equity Plan, partially offset by the $11.6 million reduction to cash-settled performance stock units liability.

No expense has been recorded with respect to certain non-cash settled performance stock units, and performance-based stock options, as those awards have vesting conditions that are subject to the achievement of a liquidity event, as defined in our 2015 Equity Plan. This liquidity event condition, specific to these performance awards, is not treated as probable of occurring until the event transpires. As of September 30, 2026, the Company had $114.3 million of total unrecognized compensation cost related to all stock awards. A Monte Carlo valuation is utilized to estimate unrecognized compensation for performance-based stock options and intrinsic value at the date of grant is used to estimate unrecognized compensation related to restricted and performance stock units.

On October 13, 2026, the Company granted Founders Day Equity Awards to eligible employees under the Founders Day Equity Award Program. The awards are payable from a fixed pool of approximately 12.3 million shares of the Company’s Class A common stock authorized in connection with the Company's initial public offering. Eligible employees were assigned to one of three tiers, each representing the right to receive a specified minimum number of shares upon settlement.

The awards cliff vest on May 12, 2029, subject to continued full-time employment through that date, unless determined by the plan administrator in its sole discretion. Awards forfeited before the vesting date remain in the fixed award pool and are reallocated among the remaining eligible participants in accordance with the terms of the program. Based on the grant date fair value of the awards, the Company expects to recognize approximately $130.6 million over the requisite service period, ending May 12, 2029.

NOTE 16 – INSURANCE RESERVES

The table below summarizes the non-health and welfare insurance reserves included in the accompanying condensed consolidated balance sheets at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026			December 31, 2025
	Other Accrued	Insurance	Total	Other Accrued	Insurance	Total
	Liabilities	Reserves	Liability	Liabilities	Reserves	Liability
Automobile	$76,991	$121,267	$198,258	$36,122	$79,196	$115,318
Workers' compensation	48,554	107,517	156,071	39,111	99,205	138,316
General/ Professional Liability	31,916	133,880	165,796	37,373	133,668	171,041
	$157,461	$362,664	$520,125	$112,606	$312,069	$424,675

The changes to the Company’s estimated losses under insurance programs, including those covered by commercial insurance programs with offsetting reinsurance recoverables, as of September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Balance, beginning of period	$424,675	$347,805
Expense for current period reserves	10,109	29,540
Unfavorable (favorable) changes to prior reserves	22,264	31,528
Change in losses covered by commercial insurance programs	90,641	44,236
Payments for claims	(27,564)	(28,434)
Balance, end of period	$520,125	$424,675

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

Pursuant to the monitoring agreement, the Company incurred an advisory fee equal to 1% of EBITDA for the prior fiscal year with KKR. The Company did not incur an advisory fee for the three months ended September 30, 2026, compared to $2.7 million of advisory fees for the same prior year period. The Company incurred an advisory fee of $12.3 million for the nine months ended September 30, 2026, compared to $8.1 million of advisory fees for the same prior year period. The fees are included in the “Other operating expenses” caption on the condensed consolidated statements of operations.

Additionally, KKR Capital Markets LLC (“KCM”), an affiliate of KKR, provided for the arrangement and syndication of certain debt and equity arrangements. The Company incurred $2.8 million and $8.2 million of commission fees with KCM during the three and nine months ended September 30, 2026, respectively, in connection with the IPO on May 14, 2026 and debt repricing on September 17, 2026. The Company incurred $11.7 million in fees with KCM during each of the three and nine months ended September 30, 2025, in connection with the arrangement and syndication of the exchange of its outstanding 9.50% Senior Secured PIK Notes due 2028, the amendment of the ABL Facility credit agreement, and the A&R First Lien Credit Agreement and borrowed first lien term loans on September 19, 2025.

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

NOTE 19 – INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except percentages)	2026	2025	2026	2025
Income tax (benefit) expense	$58,906	$29,886	$104,081	$100,786
Effective tax rate	30.3%	28.6%	32.8%	34.3%

The effective tax rate for the three months ended September 30, 2026 differed from the Federal statutory rate primarily due to state and local income taxes, non-deductible executive compensation, and a current year benefit related to the settlement of equity awards. The effective tax rate for the three months ended September 30, 2025 differed from the Federal statutory rate primarily due to state and local income taxes and an increase in the valuation allowance.

The effective tax rate for the nine months ended September 30, 2026 differed from the Federal statutory rate primarily due to state and local income taxes, non-deductible executive compensation and a current year benefit related to the settlement of equity awards. The effective tax rate for the nine months ended September 30, 2025 differed from the Federal statutory rate primarily due to state and local income taxes and an increase in the valuation allowance.

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

In connection with the IPO, we entered into a Tax Receivable Agreement (“TRA”) with certain stockholders and members of management that elected to become parties to the TRA (“Management party participants”) (collectively, “TRA parties”). The TRA will provide for the payment by the Company of 85% of the benefits, if any, that the Company or its subsidiaries actually realize, or are deemed to realize, as a result of savings in U.S. federal, state, and local income taxes attributable to the Company’s and its subsidiaries’ utilization of the Pre-IPO Tax Benefits. The Company expects to benefit from the remaining 15% of cash tax benefits, if any, it realizes from the Pre-IPO Tax Benefits.

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

The associated deferred tax assets are computed by applying the applicable statutory tax rates to the underlying tax attributes. As of September 30, 2026, these deferred tax assets are estimated to be $701.1 million. The associated deferred tax assets are presented net of the valuation allowance. As of September 30, 2026, the valuation allowance is estimated to be $147.2 million, resulting in net deferred tax assets of $553.9 million. The TRA liability is computed as 85% of the applicable deferred tax assets, net of valuation allowance. As of September 30, 2026, the Company recorded a TRA liability of $470.8 million. During the three months ended September 30, 2026, the Company recognized $2.2 million of operating expense and $0.1 million of compensation expense related to the TRA.

The changes to the Company’s estimated TRA liability as of September 30, 2026 were as follows (in thousands):

Balance at May 14, 2026	$468,414
Changes in estimated future tax benefits	2,377
Balance at September 30, 2026	$470,791

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

Overview

We are the largest provider of emergency medical services (“EMS”) and one of the largest providers of essential alternate-site, out-of-hospital care in the U.S. with more than 100 years of operating history. With approximately 34,000 employees as of September 30, 2026, we deliver compassionate, quality medical care, meeting a patient’s unplanned and planned care needs. We provide emergent, non-emergent, disaster response and event medical services, utilizing our more than 24,000 clinicians, fleets of air and ground assets for medical transportation and offer innovative solutions such as Nurse Navigation to provide comprehensive care to our patients in their time of need. We maintain longstanding relationships across the healthcare ecosystem, serving local communities, health systems, payors, public health and local, state and federal agencies.

Executive Summary

●	Largest provider of EMS and one of the largest providers of essential alternate-site, out-of-hospital care in the U.S.
●	The only national, fully-integrated air and ground EMS provider with operations spanning approximately 1,400 U.S. counties, covering both rural and urban communities which are home to more than 60% of the U.S. population.
●	At the front line of the healthcare continuum, encountering approximately 15,000 patients per day or approximately 5.5 million patients annually and our clinicians perform a critical care intervention every 87 seconds.
●	Data set of more than 80 million patient records.
●	Team of more than 24,000 clinicians serves as the first line of care, providing lifesaving treatment at crucial moments.
●	In the three months ended September 30, 2026, revenue increased by $88.7 million, or 5.9%, to $1,595.6 million year-over-year. In the nine months ended September 30, 2026, revenue increased by $227.1 million, or 5.3%, to $4,543.4 million year-over-year.
●	In the three months ended September 30, 2026, net income increased by $61.0 million, or 81.7%, to $135.6 million year-over-year. In the nine months ended September 30, 2026, net income increased by $20.2 million, or 10.5%, to $213.6 million year-over-year.

●	In the three months ended September 30, 2026, Adjusted EBITDA increased by $14.5 million, or 4.2%, to $356.6 million year-over-year. In the nine months ended September 30, 2026, Adjusted EBITDA increased by $3.3 million, or 0.4%, to $946.1 million year-over-year.

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

Healthcare Reimbursement

Our operations depend upon third-party reimbursement programs, including government-sponsored and private insurance programs, to pay for most of the services rendered to patients. For the three months ended September 30, 2026 and 2025, we derived approximately 57% and 59% of our net transport revenue, respectively, from commercial insurance and managed care, 34% and 31%, respectively, from government-sponsored healthcare programs, primarily Medicare and Medicaid, and 1% and 2%, respectively, from self-pay patients. For the nine months ended September 30, 2026 and 2025, we derived approximately 56% and 59% of our net transport revenue, respectively, from commercial insurance and managed care, 34% and 32%, respectively, from government-sponsored healthcare programs, primarily Medicare and Medicaid, and 2% and 2%, respectively, from self-pay patients.

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

Weather, Seasonality and Volume Considerations

Weather conditions impact our overall patient air emergency transport volume. For example, air medical helicopters operating under visual flight rules, and in many cases, those operating under Instrument Flight Rules, cannot complete a patient transport request during periods of inclement weather. In addition, inclement weather typically reduces human activity levels (such as driving, recreational activities and farming) that are associated with requests for medical services. For the three months ended September 30, 2026 and 2025, patient air transport requests cancelled due to poor weather conditions were 15.7% and 14.8% of total patient air transport requests, respectively. For the nine months ended September 30, 2026 and 2025, patient air transport requests cancelled due to poor weather conditions were 16.1% and 17.0% of total patient air transport requests, respectively. In certain instances of inclement weather, our integrated operations may allow us to shift our air clinical crews to our ground ambulance fleet to continue to meet patients’ needs. Historically, we have observed higher air services demand in the summer months and higher ground services demand during the winter flu season, which contributes to the seasonality of our operations.

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

Key Performance Metrics

We review a number of operating and financial metrics, including the key performance metrics presented in the table below, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Patient encounters
Emergent transports	874,239	846,679	2,557,487	2,502,722
Non-emergent transports	203,894	205,889	611,132	635,337
Total ambulance transports	1,078,133	1,052,568	3,168,619	3,138,059
of which, Ground transports	1,040,394	1,014,764	3,060,386	3,032,480
of which, Flights	37,739	37,804	108,233	105,579
Wheelchair transports	6,457	17,363	21,140	50,078
Nurse Navigation encounters	32,180	21,326	89,211	59,805
Non-transport	283,432	292,286	835,832	843,958
Total patient encounters	1,400,202	1,383,543	4,114,802	4,091,900

Net transport revenue per ambulance transport	$1,426	$1,384	$1,386	$1,332

Other key performance indicators:
Emergent air transport requests	84,126	81,854	239,916	234,628
Air base count	386	383	386	383
Weather cancellation rate for emergent air transports	15.7%	14.8%	16.1%	17.0%
Same market revenue growth	6.0%	9.5%	5.8%	12.0%
Net cash capital expenditures (in thousands)	$54,699	$57,082	$175,110	$136,013
Cash used in aircraft financing arrangements (in thousands)	$27,481	$25,299	$79,959	$74,799

Payor mix (as a percentage of net transport revenue):
Medicare	25%	23%	25%	24%
Medicaid	9%	8%	9%	8%
Commercial insurance and managed care	57%	59%	56%	59%
Other third-party payors	8%	8%	8%	7%
Self-pay	1%	2%	2%	2%
Net transport revenue	100%	100%	100%	100%

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

Emergent Air Transport Requests: We calculate the number of emergent air transport requests as the volume of requests we receive for emergent air transports within a given period, excluding non-emergent air transport requests. Not all transport requests result in a patient transport due to factors such as weather and other uncontrollable cancellations, in addition to staffing availability, maintenance and other controllable cancellations. 35.2% and 36.3% of cancellations of emergent air requests were attributable to weather and other uncontrollable factors for the three months ended September 30, 2026 and 2025, respectively. 20.4% and 18.0% of cancellations of emergent air requests were attributable to staffing availability, maintenance and other controllable factors for the three months ended September 30, 2026 and 2025, respectively. 36.3% and 37.7% of cancellations of emergent air requests were attributable to weather and other uncontrollable factors for the nine months ended September 30, 2026 and 2025, respectively. 19.1% and 17.8% of cancellations of emergent air requests were attributable to staffing availability, maintenance and other controllable factors for the nine months ended September 30, 2026 and 2025, respectively.

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

Results of Operations

The following table sets forth the various components of our condensed consolidated statements of operations for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,		2026 v.	September 30,		2026 v.
	2026	2025	2025 Change	2026	2025	2025 Change
Statement of Operations Data (in thousands other than percentages):
Net revenue	$1,595,555	$1,506,868	5.9%	$4,543,417	$4,316,286	5.3%
Operating expenses:
Employee wages, benefits and taxes	801,712	773,658	3.6%	2,496,240	2,251,033	10.9%
Maintenance, fuel and other direct expenses	150,034	119,922	25.1%	405,071	344,350	17.6%
Insurance expense	55,186	57,214	(3.5)%	149,042	142,167	4.8%
Other operating expenses	238,390	225,158	5.9%	698,384	661,872	5.5%
Depreciation and amortization	78,531	73,366	7.0%	230,854	221,000	4.5%
Impairment of assets held for sale and other investments	—	—	nm	—	14,100	nm
Acquisition, integration and other charges	10,231	40,976	(75.0)%	26,768	46,332	(42.2)%
Total operating expenses	1,334,084	1,290,294	3.4%	4,006,359	3,680,854	8.8%
Operating income	261,471	216,574	20.7%	537,058	635,432	(15.5)%
Interest expense, net	68,062	107,205	(36.5)%	228,084	329,406	(30.8)%
Loss on debt extinguishment	—	5,745	nm %	—	5,745	nm %
Equity in (earnings) losses of unconsolidated affiliates	(1,272)	(226)	462.8%	(2,171)	(2,800)	(22.5)%
Other (income) loss, net	220	(635)	(134.6)%	(6,549)	8,911	(173.5)%
Net income (loss) before income taxes	194,461	104,485	86.1%	317,694	294,170	8.0%
Income tax (benefit) expense	58,906	29,886	97.1%	104,081	100,786	3.3%
Net income (loss)	$135,555	$74,599	81.7%	$213,613	$193,384	10.5%

nm – Not meaningful

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Revenue

Total revenue for the three months ended September 30, 2026 was $1,595.6 million compared to $1,506.9 million for the three months ended September 30, 2025. Net transport revenue increased $80.9 million, or 5.6%, to $1,537.9 million for the three months ended September 30, 2026, compared to $1,457.0 million for the same prior year period. The increase in net transport revenue was attributable to a 3.0% increase in net revenue per transport and ground transport volume increase of 2.5%, driven by a favorable mix shift from non-emergent to emergent transports and improvements in net revenue per transport on a comparable basis. Air transport volume slightly decreased 0.2%, primarily due to decreased capture rate driven by increased weather cancellations compared to the prior-year period. Comparability between periods was affected by changes in estimates related to revenues subject to the No Surprises Act ("NSA"). Favorable changes in revenue estimates recognized during the three months ended September 30, 2026 were approximately $37.1 million lower than those recognized in the prior-year period. The prior-year period benefited from favorable developments in estimated collections associated with claims from earlier dates of service. As a result, the year-over-year growth in net transport revenue was partially offset by a less favorable contribution from changes in revenue estimates related to NSA claims.

Complementary revenue increased $7.8 million, or 15.6%, to $57.7 million for the three months ended September 30, 2026, compared to $49.9 million for the same prior year period due primarily to increased standby and special events.

Operating Expenses

Employee wages, benefits and taxes. Employee wages, benefits and taxes expense increased $28.0 million, or 3.6%, to $801.7 million for the three months ended September 30, 2026, compared to $773.7 million for the same prior year period. The increase period-over-period was primarily driven by merit and other wage adjustments to attract and retain staff of approximately $27.1 million and increased health insurance expense of $4.7 million during the three months ended September 30, 2026, driven by premium costs and claims volume year-over-year. These increases were partially offset by decreased stock award expense of $7.2 million driven by a reduction to the cash-settled performance stock units liability of $11.6 million for the three months ended September 30, 2026.

Maintenance, fuel and other direct expenses. Maintenance, fuel and other direct expenses increased $30.1 million, or 25.1%, to $150.0 million for the three months ended September 30, 2026, compared to $119.9 million for the same prior year period. The increase was primarily driven by increased aircraft maintenance expense of $17.6 million primarily related to timing of scheduled maintenance events and increased fuel unit and volume costs period-over-period of $10.7 million and $0.4 million, respectively.

Insurance expense. Insurance expense decreased $2.0 million, or 3.5%, to $55.2 million for the three months ended September 30, 2026, compared to $57.2 million for the same prior year period.

Other operating expenses. Other operating expenses increased $13.2 million, or 5.9%, to $238.4 million for the three months ended September 30, 2026, compared to $225.2 million for the same prior year period. Other operating expenses primarily consist of outside services expense and general and administrative expense. Outside services expense increased $3.1 million, or 7.3%, to $45.3 million for the three months ended September 30, 2026, compared to $42.2 million for the same prior year period. General and administrative expense increased $10.1 million, or 5.5%, to $193.1 million for the three months ended September 30, 2026, compared to $183.0 million for the same prior year period, primarily driven by increased professional fees of $5.7 million, software licensing and development of $3.2 million and travel expenses of $2.2 million.

Depreciation and amortization. Depreciation and amortization expenses increased $5.1 million, or 7.0%, to $78.5 million for the three months ended September 30, 2026, compared to $73.4 million for the same prior year period. Depreciation expense of property and equipment increased $6.0 million, or 11.3%, to $59.0 million for the three months ended September 30, 2026, compared to $53.0 million for the same prior year period. Depreciation and amortization of finance right-of-use assets decreased $0.2 million, or 5.6%, to $3.4 million for the three months ended September 30, 2026, compared to $3.6 million for the same prior year period. Amortization expense decreased $0.7 million, or 4.2%, to $16.1 million for the three months ended September 30, 2026, compared to $16.8 million for the same prior year period, driven by acceleration of amortization related to a prior period acquisition no longer in operation.

Impairment of assets held for sale and other investments. There was no impairment of assets held for sale or strategic cost investments for the three months ended September 30, 2026 or 2025.

Acquisition, integration and other charges. Acquisition, integration and other charges decreased $30.8 million, or 75.0%, to $10.2 million for the three months ended September 30, 2026, compared to $41.0 million for the same prior year period. The period-over-period decrease was driven by $39.1 million in fees associated with the long-term debt refinancing completed during September 2025.

Interest expense, net. Interest expense, net decreased $39.1 million, or 36.5%, to $68.1 million for the three months ended September 30, 2026, compared to $107.2 million for the same prior year period. The decrease was driven by lower interest rates achieved in conjunction with the long-term debt refinancing completed during September 2025, the $670.0 million paydown of the term loan outstanding in May 2026, the $200.0 million paydown of the term loans outstanding in September 2026, and mark-to-market changes on our interest rate swap agreements.

Loss on debt extinguishment. There was no loss on debt extinguishment for the three months ended September 30, 2026. For the three months ended September 30, 2025, loss on debt extinguishment was $5.7 million related to the long-term debt refinancing completed during September 2025.

Other (income) loss, net. Other (income) loss, net decreased $0.8 million, or 134.6%, to expense of $0.2 million for the three months ended September 30, 2026, compared to income of $0.6 million for the same prior year period. The decrease was primarily driven by market volatility on investments held by our captive insurance program.

Income Tax (benefit) expense. Income tax expense increased $29.0 million, or 97.1%, to an expense of $58.9 million for the three months ended September 30, 2026, compared to an expense of $29.9 million for the same prior year period. Our effective tax rate was 30.3% for the three months ended September 30, 2026, compared to an effective tax rate of 28.6% for the same prior year period. The increase in our effective tax rate was primarily attributable to current year non-deductible executive compensation and the impact of other permanent differences on increased net income before income taxes in 2026, partially offset by a smaller increase in the valuation allowance and excess tax benefits recognized upon the settlement of equity awards during the current period.

Results of Operations

We reported net income of $135.6 million for the three months ended September 30, 2026, compared to net income of $74.6 million for the same prior year period. The year-over-year increase in net income was primarily due to $88.7 million of increased net revenues, decreased interest expense of $39.1 million, and decreased acquisition, integration and other charges of $30.8 million, partially offset by increased operating expenses primarily associated with employee wages, benefits and taxes of $28.0 million, maintenance, fuel and other direct expenses of $30.1 million, and certain other operating expenses. Operating income for the three months ended September 30, 2026 was $261.5 million, an increase of $44.9 million, or 20.7%, over the same prior year period. The year-over-year increase in operating income was primarily due to increased net revenues as detailed above, partially offset by increased operating expenses primarily associated with employee wages, benefits and taxes and maintenance, fuel and other direct expenses.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Revenue

Total revenue for the nine months ended September 30, 2026 was $4,543.4 million compared to $4,316.3 million for the nine months ended September 30, 2025. Net transport revenue increased $211.9 million, or 5.1%, to $4,390.7 million for the nine months ended September 30, 2026, compared to $4,178.8 million for the same prior year period. The increase in net transport revenue was attributable to a 4.0% increase in net revenue per transport, driven by a favorable mix shift from non-emergent to emergent transports and improvements in net revenue per transport on a comparable basis. In addition, air transport volume increased 2.5%, primarily due to strong demand and improved capture rate compared to the prior-year period, while total ground transports increased 0.9% as increased emergent ground volumes were partially offset by non-emergent ground contract exits. Comparability between periods was affected by changes in estimates related to revenues subject to the NSA. Favorable changes in revenue estimates recognized during the nine months ended September 30, 2026 were approximately $150.6 million lower than those recognized in the prior-year period. The prior-year period benefited from favorable developments in estimated collections associated with claims from earlier dates of service. As a result, the year-over-year growth in net transport revenue was partially offset by a less favorable contribution from changes in revenue estimates related to NSA claims. Complementary revenue increased $15.2 million, or 11.1%, to $152.7 million for the nine months ended September 30, 2026, compared to $137.5 million due to standby and special event and other non-transport related revenue.

Operating Expenses

Employee wages, benefits and taxes. Employee wages, benefits and taxes expense increased $245.2 million, or 10.9%, to $2,496.2 million for the nine months ended September 30, 2026, compared to $2,251.0 million for the same prior year period. The increase period-over-period was primarily driven by increased stock award expense of $119.7 million primarily driven by vesting of restricted stock units and non-cash settled performance stock units triggered upon the consummation of the IPO on May 14, 2026 and achievement of certain performance targets on such date, as applicable, partially offset by a reduction to the cash-settled performance stock units liability of $11.6 million for the nine months ended September 30, 2026. Additionally, during the nine months ended September 30, 2026, there were merit and other wage adjustments to attract and retain staff of approximately $78.8 million and increased health insurance expense of $24.8 million, driven by premium costs and claims volume year-over-year.

Maintenance, fuel and other direct expenses. Maintenance, fuel and other direct expenses increased $60.7 million, or 17.6%, to $405.1 million for the nine months ended September 30, 2026, compared to $344.4 million for the same prior year period. The increase was primarily driven by increased fuel unit and volume costs period-over-period of $23.5 million and $1.7 million, respectively, increased aircraft maintenance expense of $27.5 million, and increased costs related to medical supplies of $5.9 million.

Insurance expense. Insurance expense increased $6.8 million, or 4.8%, to $149.0 million for the nine months ended September 30, 2026, compared to $142.2 million for the same prior year period, primarily driven by increased professional liability related claims and third-party premium expenses.

Other operating expenses. Other operating expenses increased $36.5 million, or 5.5%, to $698.4 million for the nine months ended September 30, 2026, compared to $661.9 million for the same prior year period. Other operating expenses primarily consist of outside services expense and general and administrative expense. Outside services expense increased $4.2 million, or 3.3%, to $131.0 million for the nine months ended September 30, 2026, compared to $126.8 million for the same prior year period. General and administrative expense increased $32.3 million, or 6.0%, to $567.4 million for the nine months ended September 30, 2026, compared to $535.1 million for the same prior year period, primarily driven by increased software licensing and development of $8.3 million, travel expenses of $6.6 million, systems integration and enhancement expenses of $5.5 million, lease occupancy expenses of $4.4 million, and billing fees of $3.8 million.

Depreciation and amortization. Depreciation and amortization expenses increased $9.9 million, or 4.5%, to $230.9 million for the nine months ended September 30, 2026, compared to $221.0 million for the same prior year period. Depreciation expense of property and equipment increased $15.9 million, or 10.2%, to $172.1 million for the nine months ended September 30, 2026, compared to $156.2 million for the same prior year period. Depreciation and amortization of finance right-of-use assets decreased $1.1 million, or 9.6%, to $10.4 million for the nine months ended September 30, 2026, compared to $11.5 million for the same prior year period. Amortization expense decreased $4.9 million, or 9.2%, to $48.4 million for the nine months ended September 30, 2026, compared to $53.3 million for the same prior year period, driven by acceleration of amortization related to a prior period acquisition no longer in operation.

Impairment of assets held for sale and other investments. There was no impairment of assets held for sale or strategic cost investments for the nine months ended September 30, 2026. For the nine months ended September 30, 2025, impairment charges of $14.1 million were recorded related to a strategic cost investment.

Acquisition, integration and other charges. Acquisition, integration and other charges decreased $19.5 million, or 42.2%, to $26.8 million for the nine months ended September 30, 2026, compared to $46.3 million for the same prior year period. The period-over-period decrease was primarily driven by $39.5 million in fees associated with the long-term debt refinancing completed during September 2025, offset by $21.0 million in fees associated with the IPO on May 14, 2026.

Interest expense, net. Interest expense, net decreased $101.3 million, or 30.8%, to $228.1 million for the nine months ended September 30, 2026, compared to $329.4 million for the same prior year period. The decrease was driven by lower interest rates achieved in conjunction with the long-term debt refinancing completed during September 2025, the $670.0 million paydown of the term loan outstanding in May 2026, the $200.0 million paydown of the term loans outstanding in September 2026, and mark-to-market changes on our interest rate swap agreements.

Loss on debt extinguishment. There was no loss on debt extinguishment for the nine months ended September 30, 2026. For the nine months ended September 30, 2025, loss on debt extinguishment was $5.7 million related to the long-term debt refinancing completed during September 2025.

Other (income) loss, net. Other (income) loss, net increased $15.4 million, or 173.5%, to income of $6.5 million for the nine months ended September 30, 2026, compared to a loss of $8.9 million for the same prior year period. There was market volatility on investments held by our captive insurance program for each of the nine months ended September 30, 2026 and 2025. There was a loss on divestiture of $3.8 million for the nine months ended September 30, 2025, mainly driven by the net working capital finalization for the divestitures of our coordinated care and fire services businesses during 2024. Additionally, there was a loss on a strategic cost investment of $6.2 million for the nine months ended September 30, 2025.

Income Tax (benefit) expense. Income tax expense increased $3.3 million, or 3.3%, to an expense of $104.1 million for the nine months ended September 30, 2026, compared to an expense of $100.8 million for the same prior year period. Our effective tax rate was 32.8% for the nine months ended September 30, 2026, compared to an effective tax rate of 34.3% for the same prior year period. The decrease in our effective tax rate was primarily attributable to current year non-deductible executive compensation and the impact of other permanent differences on increased net income before income taxes in 2026, partially offset by a smaller increase in the valuation allowance and excess tax benefits recognized upon the settlement of equity awards during the current period.

Results of Operations

We reported net income of $213.6 million for the nine months ended September 30, 2026, compared to net income of $193.4 million for the same prior year period. The year-over-year increase in net income was primarily due to $227.1 million of increased net revenues, decreased interest expense of $101.3 million, and decreased acquisition, integration and other charges of $19.5 million, partially offset by increased operating expenses primarily associated with employee wages, benefits and taxes of $245.2 million, and certain other operating expenses. Operating income for the nine months ended September 30, 2026 was $537.1 million, a decrease of $98.3 million, or 15.5%, over the same prior year period. The year-over-year decrease in operating income was primarily due to increased operating expenses primarily associated with employee wages, benefits and taxes and maintenance, fuel and other direct expenses, partially offset by increased net revenues as detailed above.

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

We define EBITDA as net income (loss) before interest expense, net, income tax provision (benefit), and depreciation and amortization. We define Adjusted EBITDA as EBITDA, as further adjusted to exclude management fees, stock-based compensation, professional fees and other expenses for non-recurring matters, debt refinancing fees paid to (received from) third parties and certain other items that we do not consider indicative of our ongoing operating performance. Pursuant to the credit agreements that govern our credit facilities and the indenture that governs our notes, we define Lender Defined Adjusted EBITDA as Adjusted EBITDA, as further adjusted to exclude certain additional non-cash and other adjustment items permitted in calculating covenant compliance under our debt documents.

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

Below is a reconciliation of net income (loss) to EBITDA, Adjusted EBITDA, and Lender Defined Adjusted EBITDA for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30,		2026 v.	September 30,		2026 v.
(in thousands)	2026	2025	2025 Change	2026	2025	2025 Change
Net income (loss)	$135,555	$74,599	81.7%	$213,613	$193,384	10.5%
Interest expense, net	68,062	107,205	(36.5)%	228,084	329,406	(30.8)%
Income tax provision (benefit)	58,906	29,886	97.1%	104,081	100,786	3.3%
Depreciation and amortization	78,531	73,366	7.0%	230,854	221,000	4.5%
EBITDA	$341,054	$285,056	19.6%	$776,632	$844,576	(8.0)%
Management fees(1)	—	2,705	nm	4,721	8,116	(41.8)%
Stock-based compensation(2)	1,551	5,762	(73.1)%	134,062	11,353	1,080.9%
Professional fees and other expenses for non-recurring matters(3)	11,481	4,492	155.6%	34,627	11,867	191.8%
Debt refinancing fees paid to (received from) third parties(4)	3,362	39,098	(91.4)%	3,921	39,470	(90.1)%
Impairment of assets held for sale and other investments(5)	—	—	nm	—	14,100	nm
Loss on debt extinguishment(6)	—	5,745	nm	—	5,745	nm
(Gain) loss on divestiture of businesses(7)	—	—	nm	—	3,837	nm
Realized and unrealized (gain) loss, net(8)	381	(513)	(174.3)%	(5,647)	6,489	(187.0)%
Equity method investment (income) loss(9)	(1,272)	(226)	462.8%	(2,171)	(2,800)	(22.5)%
Adjusted EBITDA	$356,557	$342,119	4.2%	$946,145	$942,753	0.4%
Loss (gain) on disposal of assets (non-cash)(10)	(33)	3,144	(101.0)%	1,822	8,435	(78.4)%
Membership adjustment(11)	556	11	4,954.5%	2,384	(260)	(1,016.9)%
Newly opened locations(12)	3,919	1,049	273.6%	11,104	5,021	121.2%
Lender Defined Adjusted EBITDA	$360,999	$346,323	4.2%	$961,455	$955,949	0.6%

nm – Not meaningful

(1)	Represents management/director fees paid to directors and KKR in connection with the ownership and financial management of the Company and procurement diagnostics and operational support provided by KKR and its affiliates, including under the Monitoring Agreement (as defined in the IPO Prospectus). The Monitoring Agreement was terminated upon completion of the IPO.
(2)	Represents the stock compensation expense associated with the vesting of stock options and other equity awards, including the associated employment taxes, related primarily to the vesting of certain awards based on the consummation of the IPO and achievement of certain performance targets on such date, as applicable, as well as the estimate of achievement of the cash-settled performance stock units as discussed in Note 15 of our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

(3)	Represents fees and expenses incurred in connection with certain business combinations and divestitures, as well as other fees and expenses incurred in connection with distinct transactions and matters unrelated to our normal and continued business operations, as further described below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Acquisition and divestiture fees paid to (received from) third parties(i)	325	963	2,186	4,167
Executive management severance fees(ii)	219	—	1,545	717
Legal settlements and government affairs(iii)	—	41	1,507	(853)
Initial public offering related fees paid to third parties(iv)	8,299	—	21,015	—
Other(v)	2,638	3,488	8,374	7,836
Total professional fees and other expenses for non-recurring matters	$11,481	$4,492	$34,627	$11,867

(i)	Represents fees incurred in connection with potential and completed business combinations and divestitures of certain asset groups. These costs primarily represent diligence costs, transaction costs, and integration costs, and consist primarily of third party financial advisory, legal, and consulting fees. Such costs are specific to acquisition and divestiture activity that would not have otherwise been incurred in connection with our ordinary course business operations.
(ii)	Fees incurred in the three and nine months ended September 30, 2026 and 2025 primarily related to severance costs in connection with our targeted market exit strategies executed during such periods, in each case, to optimize our cost structure and enhance our operating effectiveness. These activities were undertaken to meet specific business objectives. In addition, these amounts represent discrete costs outside the ordinary course of business that are distinct from normal, recurring operating expenses.
(iii)	For the periods presented, amounts primarily relate to certain regulatory initiatives in California that are non-routine and not expected to continue.
(iv)	Represents third party fees and expenses incurred in connection with and related to the IPO, which was consummated on May 14, 2026.
(v)	Represents other third-party fees and expenses incurred in connection with distinct transactions and matters unrelated to our normal and continued business operations, including major system implementation and enhancements relating to the integration of our timekeeping and electronic patient care charting systems.
(4)	Represents fees associated with our long-term debt refinancing consummated during fiscal year 2025 and repriced during fiscal year 2026, which primarily consisted of fees incurred for third party legal, accounting and tax consulting in connection with the debt refinancing.
(5)	Impairment of assets held for sale and other investments includes impairment charges of $14.1 million related to a strategic cost investment for the nine months ended September 30, 2025. There was no impairment on assets held for sale or strategic cost investments for the three and nine months ended September 30, 2026.
(6)	There was a loss on extinguishment of debt of $5.7 million for the three and nine months ended September 30, 2025 to record the total unamortized deferred financing costs and debt discount related to the 9.50% Senior Secured PIK Notes due 2028 refinancing that was finalized in September 2025. There was no loss on extinguishment of debt for the three and nine months ended September 30, 2026.
(7)	(Gain) loss on divestiture of businesses for the three and nine months ended September 30, 2025 was $3.8 million related to net working capital finalization for the divestiture of our coordinated care and fire businesses. There was no (gain) loss on divestiture of businesses recorded for the three and nine months ended September 30, 2026.

(8)	Realized and unrealized (gain) loss, net represents changes in the fair value of equity securities for the three and nine months ended September 30, 2026 and 2025, respectively. Additionally, during the nine months ended September 30, 2026, a certain cost method investment was sold for a (gain) of ($6.9) million. There was a loss on a strategic cost investment of $6.2 million for the nine months ended September 30, 2025.
(9)	We use the equity method of accounting to recognize our proportionate share of net income (loss) generated by our noncontrolling interest in Banner health system emergency air joint venture in Arizona.
(10)	Represents non-cash losses associated with the disposal of non-core, non-revenue generating assets and aircraft, including vehicles and other assets.
(11)	Membership program revenue and expenses are recorded over the estimated duration for each membership for GAAP purposes. This item represents an adjustment to reflect membership program revenue and expenses on a cash basis.
(12)	The amount of any loss attributable to a new plant, facility or base until the date that is 24 months after the date of commencement of construction or the date of acquisition, may be added back to EBITDA. As such, the amount represents any losses incurred in the months preparing and opening the new base, and any losses incurred in the 24 months subsequent to the base opening.

Liquidity and Capital Resources

As of September 30, 2026, we had cash and cash equivalents totaling $298.0 million. As of September 30, 2026, the maximum amount available under the A&R ABL Facility (as defined below) was $800.0 million, with $98.7 million of letters of credit outstanding, which impact the available credit under the A&R ABL Facility and a maximum amount available to draw under the A&R ABL Facility of $701.3 million. These letters of credit primarily secure the obligations of AMR’s operations and the Company’s captive insurance program. As of September 30, 2026, we had $371.6 million of purchase commitments for aircraft, of which $42.6 million remains payable before December 31, 2026.

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

As of September 30, 2026, the Company had a TRA liability of $470.8 million. Future payments under the TRA are expected to be funded through cash flows from operations. Because payments are generally based on tax benefits actually realized by the Company, management believes the associated tax savings will provide a source of liquidity to satisfy these obligations. However, actual payments may differ from current estimates as a result of changes in taxable income, tax laws, tax rates, utilization of tax attributes, valuation allowance assessments, or other factors affecting the realization of the underlying tax benefits. Accordingly, the TRA may have a material impact on the Company's future liquidity and capital resources.

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

Indebtedness

Long-term borrowings as of the dates shown consisted of the following:

	September 30,	December 31,
	2026	2025
(in thousands)
2032 First Lien Term Loan (as defined below)	$2,712,000	$3,600,000
2032 Secured Notes (as defined below)	1,000,000	1,000,000
A&R ABL Facility(1)	—	—
Other long-term debt, including promissory notes related to aircraft purchases	588,722	503,886
Finance leases	89,992	96,767
Total long-term debt (inclusive of finance lease obligations)	$4,390,714	$5,200,653
(1)	Excludes $98.7 million of letters of credit outstanding as of September 30, 2026.

We were in compliance with all applicable financial covenants as of September 30, 2026.

2032 First Lien Term Loan

On September 19, 2025, in connection with the 2025 Refinancing (as defined in the IPO Prospectus), Global Medical Response, Inc., a wholly-owned subsidiary of the Company (“GMR, Inc.”), entered into the A&R First Lien Credit Agreement and borrowed first lien term loans (the “2032 First Lien Term Loan”) in an aggregate principal amount of $3,600 million thereunder. The 2032 First Lien Term Loan will mature on October 1, 2032.

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

On September 17, 2026, the Company completed a repricing of its 2032 First Lien Term Loan. In connection with this transaction, the Company voluntarily repaid $200 million of outstanding borrowings under the 2032 First Lien Term Loan and reduced the applicable interest rate margin from SOFR + 3.25% to SOFR + 2.75%. All remaining terms remained consistent.

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

Historical Cash Flow Information

The following summarizes our primary sources (uses) of cash in the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash flows provided by (used in) operating activities	$412,330	$363,170
Cash flows provided by (used in) investing activities	(212,344)	(171,755)
Cash flows provided by (used in) financing activities	(511,483)	(129,899)
Total	$(311,497)	$61,516

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Operating activities. Cash provided by operating activities increased $49.1 million to $412.3 million for the nine months ended September 30, 2026, compared to $363.2 million for the same prior year period. The increase was driven by lower interest payments related to decreased rates achieved in conjunction with the long-term debt refinancing completed during September 2025, and $870.0 million in total paydowns of the term loan outstanding during 2026, in addition to the timing of federal and state tax payments, partially offset by employee retention bonus payments during 2026 and other working capital items.

Investing activities. Cash used in investing activities increased $40.5 million to $212.3 million for the nine months ended September 30, 2026, compared to $171.8 million for the same prior year period. The increase was primarily driven by increased purchases of property and equipment during the nine months ended September 30, 2026, partially offset by the sale of a cost investment during 2026.

Financing activities. Cash used in financing activities increased $381.6 million to $511.5 million for the nine months ended September 30, 2026, compared to $129.9 million for the same prior year period. The increase was primarily driven by the paydown of $870.0 million outstanding borrowings under the 2032 First Lien Term Loan, and cash redemptions of Series B Preferred Stock of $549.5 million during 2026, and the net impact from the long-term debt refinancing completed during September 2025, partially offset by proceeds received from the issuance of common stock of $446.8 million in our IPO, and proceeds received from the issuance of private placement warrants of $500.0 million.

Contractual Obligations and Other Commitments

As of September 30, 2026, there have been no significant changes to our contractual obligations and other commitments as disclosed in the IPO Prospectus, other than as described elsewhere in this Form 10-Q and other payments made in the ordinary course of business.

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

We consider our critical accounting policies and estimates to be those that involve significant judgments and uncertainties and may potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies and estimates from those disclosed in the IPO Prospectus which is hereby incorporated by reference, except as discussed below.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk primarily from exposure to changes in interest rates based on our financing, investing and cash management activities. We utilize a balanced mix of maturities along with both fixed rate and variable rate debt and interest rate swaps to manage our exposures to changes in interest rates. Our variable rate debt instruments are primarily indexed to SOFR. Interest rate changes would result in gains or losses in market value of our fixed rate debt portfolio due to differences in market interest rate and the rates at the inception of the debt agreements. Based upon our indebtedness at September 30, 2026, a 100 basis point interest rate change would impact our net earnings and cash flow by approximately $27.5 million annually.

Our cost of operations is affected by changes in the price and availability of fuel. The average cost of aircraft fuel per gallon for the three and nine months ended September 30, 2026 increased 29.6% and 25.0%, respectively, compared to the same prior year period. The average cost of vehicle fuel per transport for the three and nine months ended September 30, 2026 increased 29.8% and 24.1%, respectively, compared to the same prior year period. Patient transport volume for our operations can vary due to weather conditions and other factors. Therefore, the impact of a change in fuel cost based on current period volume is not necessarily indicative of the impact on subsequent years.

A 10% change in the fuel commodity price would impact our net earnings and cash flow by approximately $8.5 million annually.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities

During the three months ended September 30, 2026, we did not repurchase any shares registered pursuant to Section 12 of the Exchange Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Trading Plans

On September 16, 2026, Lisa Jacoba, Chief Human Resources Officer of the Company, entered into a “Rule 10b5-1 trading arrangement” (as defined in Regulation S-K Item 408) intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The sales plan will be in effect until the earlier of (1) September 15, 2027 and (2) the date on which an aggregate of 131,523 shares of our Class A common stock have been sold under the plan, which includes 100,000 shares of our Class A common stock that would be received in exchange for the exercise of options.

Other than set forth above, during the quarter ended September 30, 2026, no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Incorporation by Reference
Exhibit No.	Description of Exhibits	Form	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of GMR Solutions Inc.	8-K	3.1	May 18, 2026

3.2	Second Amended and Restated Bylaws of GMR Solutions Inc.	8-K	3.2	May 18, 2026

10.1*

Amendment No. 1 to Amended and Restated Credit Agreement, dated September 17, 2026, by and among GMR Intermediate Corp., as Holdings, Global Medical Response, Inc., as Borrower, each person party thereto as a 2026 Term Loan Lender, as defined therein, and Morgan Stanley Senior Funding, Inc., as the Administrative Agent and Collateral Agent.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GMR Solutions Inc.

Date: November 9, 2026	/s/ Nicola (Nick) Loporcaro
	Name:	Nicola (Nick) Loporcaro
	Title:	Chairman of the Board of Directors and Chief Executive Officer (Authorized Signatory)

Date: November 9, 2026	/s/ Brian Tierney
	Name:	Brian Tierney
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)